Form 10-Q
period 1996-03-31
EAGLE INSURED L P
filed 1996-05-15
CIK 821203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                      OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number 0-16860


                               EAGLE INSURED L.P.
             (Exact names of registrant as specified in its charter)


             Delaware                                    13-3442945
- --------------------------------------     ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


 625 Madison Avenue, New York, New York                    10022
- ---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                  March 31,        December 31,
                                                     1996              1995
                                                 -----------       ------------

Investments in mortgage loans                    $27,733,535        $27,764,817
Loan receivable from affiliate                     3,060,000          3,060,000
Deferred loan origination fees, net                  954,866            962,387
Cash and cash equivalents                          1,110,155          1,145,895
Interest receivable                                  261,205            206,763
Equity loan to developer                              21,147              6,162
Other assets                                               0              3,253
                                                 -----------        -----------
 Total assets                                    $33,140,908        $33,149,277
                                                 ===========        ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Due to affiliates                             $    55,654        $    76,429
   Accrued expenses                                   51,650             57,222
   Distribution payable                               39,214                  0
                                                 -----------        -----------

Total liabilities                                    146,518            133,651
                                                 -----------        -----------

Contingencies

Partners' capital (deficit):
   BUC$holders (2,641,100 BUC$
     issued and outstanding)                       33,330,936        33,351,747
   General partners                                 (336,546)         (336,121)
                                                  -----------       -----------

Total partners' capital                            32,994,390        33,015,626
                                                  -----------       -----------

Total liabilities and partners' capital           $33,140,908       $33,149,277
                                                  ===========       ===========






See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1996            1995
                                                     ----------      ----------
Revenues:

   Interest income:
     Mortgage loans                                   $614,254        $619,427
     Loan receivable from affiliate                     72,207          75,182
     Temporary investments                              11,085          12,330
   Equity gain                                          14,985          21,669
                                                      --------        --------
     Total revenues                                    712,531         728,608
                                                      --------        --------

Expenses:

     General and administrative                         46,960          51,774
     Amortization of deferred loan origination fees      7,521           7,521
                                                      --------        --------

     Total expenses                                     54,481          59,295
                                                      --------        --------
Net income                                            $658,050        $669,313
                                                      ========        ========

Allocation of Net Income:

   BUC$holders                                        $606,459        $617,497
                                                      ========        ========
   General partners:
     Special distribution                             $ 39,214        $ 39,214
     Other                                              12,377          12,602
                                                      --------        --------

                                                      $ 51,591        $ 51,816
                                                      ========        ========
Net income per BUC                                    $    .23        $    .23
                                                      ========        ========







See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)




                                                           Total          BUC$holders     General Partners
                                                       -----------        -----------     ----------------


Partners' capital (deficit) -- January 1, 1996         $33,015,626        $33,351,747         $(336,121)

Net income                                                 658,050            606,459            51,591
Distributions                                             (679,286)          (627,270)          (52,016)
                                                       -----------        -----------        ----------

Partners' capital (deficit) -- March 31, 1996          $32,994,390        $33,330,936         $(336,546)
                                                       ===========        ===========         ==========



























See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended
                                                                           March 31,
                                                                   ------------------------------
                                                                       1996               1995
                                                                   -----------         ----------

Cash flows from operating
  activities:
Interest received                                                   $  643,104         $  682,951
General and administrative expenses paid                               (70,054)           (41,528)
                                                                    ----------         ----------

Net cash provided by operating activities                              573,050            641,423
                                                                    ----------         ----------

Cash flows from investing activities:
Principal payments received on mortgage loans                           31,282             31,339
                                                                    ----------         ----------

Cash flows from financing activities:
Distributions paid to partners                                        (640,072)          (640,071)
                                                                    ----------         ----------


Net (decrease) increase in cash and cash equivalents                   (35,740)            32,691

Cash and cash equivalents at beginning of the period                 1,145,895            975,682
                                                                    ----------         ----------


Cash and cash equivalents at end of the period                      $1,110,155         $1,008,373
                                                                    ==========         ==========

Reconciliation of net income to net cash provided by
 operating activities:
Net income                                                          $  658,050         $  669,313
                                                                    ----------         ----------

Adjustments to reconcile net income to net cash
   provided by operating activities:
Equity gain                                                            (14,985)           (21,669)
Amortization of deferred loan origination fees                           7,521              7,521
Changes in:
   Interest receivable                                                 (54,442)           (21,092)
   Other assets                                                          3,253              1,663
   Due to affiliates                                                   (20,775)            17,270
   Accrued expenses                                                     (5,572)           (11,583)
                                                                    ----------         ----------

Total adjustments                                                      (85,000)           (27,890)
                                                                    ----------         ----------

Net cash provided by operating activities                           $  573,050         $  641,423
                                                                    ==========         ==========

Supplemental schedule of financing activities

Distributions to partners                                           $  679,286         $  679,285
Increase in distributions payable                                      (39,214)           (39,214)
                                                                    ----------         ----------

Distributions paid to partners                                      $  640,072         $  640,071
                                                                    ==========         ==========




See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 1  -     General

        These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Eagle Insured L.P. (the "Partnership") as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

        Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.


NOTE 2  -     Related Parties

        The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The costs and expenses were:

                                                        Three Months Ended
                                                             March 31,
                                                   -------------------------
                                                      1996            1995
                                                    --------        --------
           Prudential-Bache Properties, Inc.
             ("PBP") and affiliates                 $15,392          $20,433

           Related Federal Insured L.P.
             (the "Related General Partner")
               and affiliates                        15,000            1,026
                                                    -------         --------

                                                    $30,392          $21,459
                                                    =======         ========

        The present owner of the Cross Creek property ("Walsh/Cross Creek L.P.") acquired title to the property upon the default of the original developer. Significant interests in Walsh/Cross Creek L.P. are held by affiliates of the Related General Partner. The Partnership made a loan to Walsh/Cross Creek L.P. (the "Cross Creek Loan") to pay for costs incurred to complete construction and to fund operating deficits. The Cross Creek Loan bears interest at the prime rate plus 1.0% and is due on January 1, 2030 or on the occurrence of other events as more fully described in the loan agreement. The amount loaned to Walsh/Cross Creek L.P. is classified as a loan receivable from affiliate and is anticipated to be repaid from cash flows from the property. Stephen M. Ross holds a majority interest in the Related General Partner and has guaranteed to the Partnership, subject to certain conditions contained in the Guarantee Agreement and Amendment to the Guarantee as follows: (i) the performance of all obligations for the payment of interest on the Cross Creek Loan when due in accordance with documentation evidencing the Cross Creek Loan; (ii) the payment of principal on the Cross Creek Loan on or before December 31, 2000; (iii) the repayment on or before December 31, 2000 of the $1,783,900 equity loan (currently recorded at zero) previously made to the original developer of Cross Creek; and (iv) the payment when due of interest and principal at an interest rate of 8.95% of the $17,494,100 first mortgage loan previously made to the original developer.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 2  - Related Parties (continued)

        In accordance with the Guarantee Agreement and Amendment to the Guarantee and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $75,000 for the three months ended March 31, 1996 and $3,002,732, cumulatively), then to additional interest, default rate and guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

        The Partnership maintained an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments in 1995 in accordance with the guidelines established by the Partnership Agreement.

        Prudential Securities Incorporated ("PSI") owns 6,655 BUC$ at March 31, 1996.

NOTE 3  - Contingencies

        On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. Plaintiffs alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, breach of fiduciary duty, fraud and deceit, negligence, and demanded an accounting. Plaintiffs sought unspecified compensatory, punitive and treble damages, and rescission, including costs and attorneys' fees, but the only relief sought against the Partnership was an accounting. The defendants filed a motion to dismiss on December 22, 1993.

        By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

        On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing and prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.


NOTE 4  - Subsequent Events

        In May 1996, distributions of approximately $627,000 and $13,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

        The Partnership originally invested in four mortgage loans which finance multifamily residential rental property ("Mortgages") one of which was prepaid in 1994.

        All base interest and initially at least 90% in the aggregate of the principal of the loans made by the Partnership are coinsured by the FHA (80% of the 90%) and an affiliate of the Related General Partner (20% of the 90%), with the remaining 10% of the Partnership's original portfolio comprised of uninsured non-interest bearing equity loans made directly to the same developers as are the Mortgages.

        The Partnership is entitled to receive additional interest on each Mortgage from the annual net cash flow of the development and from a percentage of the residual value upon sale or refinancing. The receipt of additional interest is dependent upon the economic performance of the underlying properties. The Partnership did not receive additional interest payments during the three months ended March 31, 1996.

        Stephen M. Ross has guaranteed repayment of the principal and interest on a loan to the Cross Creek developer. See Note 3 to the financial statements for further information. Mr. Ross remains in compliance with his obligations under the Guarantee Agreement and Amendment to the Guarantee. However, significant portions of his assets are in the form of partnership interests and corporate stock which are pledged or are otherwise illiquid. Furthermore, a significant portion of the cash flow which Mr. Ross would otherwise be expected to receive from his business operations is presently pledged to meet other obligations. Mr. Ross also has contingent liabilities that, if simultaneously called upon, could result in Mr. Ross having insufficient liquid assets to meet all of his current liabilities. There can be no assurance that Mr. Ross will have the liquidity necessary to continue to comply with his obligations under the Guarantee Agreement. In addition, Mr. Ross has capitalized the Related General Partner with a demand promissory note and, if called upon to pay all or a portion of this note, there is no assurance that he will have the liquidity necessary to meet such demand.

        A distribution of approximately $627,000 was paid to BUC$holders in May 1996 from adjusted cash flow from operations. Debt service payments from mortgage loans are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership and to pay distributions in the future.

        Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by the FHA and a private mortgage lender (which is an affiliate of the Related General Partner). The Partnership's investment in unsecured non-interest bearing equity loans (which represent approximately 10% of the Partnership's portfolio) are secured by a Partnership interest in properties which are diversified by location so that if one state is experiencing downturns in the economy, the remaining properties may be experiencing upswings.


Results of Operations

        The Partnership's net income for the three months ended March 31, 1996 remained relatively constant with a decrease of approximately $11,000 or 2% as compared to the corresponding period in 1995.

        During the three months ended March 31, 1996 and 1995, the Partnership recorded equity gains of approximately $15,000 and $22,000, respectively, relating to net equity income from the Woodgate Manor property.

Additional Information

         The following table lists the respective occupancy rates at the properties securing Mortgages as of April 7, 1996:

         Property                      Location                     Occupancy %
         --------                      --------                     -----------

         Cross Creek Apartments        Charlotte, NC                97%
         Weatherly Walk Apartments     Fayetteville, GA             94%
         Woodgate Manor                Gainesville, FL              96%

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings -- Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part I of the Partnership's Quarterly Report.

Item 2.   Changes in Securities -- None

Item 3.   Defaults Upon Senior Securities -- None

Item 4.   Submission of Matters to a Vote of Security Holders -- None

Item 5.   Other Information -- None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              3(a) and 4(a) Agreement of Limited Partnership, as amended
                            (incorporated by reference to Exhibits 3(a) and 4(a) to the Partnership's Prospectus, dated December 11, 1987, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-17059).

              3(b) and 4(b) Certificate of Limited Partnership, as amended
                            (incorporated by reference to Exhibits 3(a) and 4(a) to the Registration Statement on Form S-11, (File No. 33-17059) dated November 17, 1987 and to Amendment No. 2 to such Registration Statement dated December 2, 1987).

              27            Financial Data Schedule (filed herewith).

          (b) Reports on Form 8-K -- None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EAGLE INSURED L.P.



                           By:  RFI Associates, Inc.
                                A Delaware corporation,
                                general partner of the General Partner



Date:  May 14, 1996        By:  /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                Vice President



Date:  May 14, 1996        By:  /s/ Lawrence J. Lipton
                                ----------------------
                                Lawrence J. Lipton
                                Treasurer
                                (Principal Financial and Accounting Officer)


                           By:  Prudential-Bache Properties, Inc.
                                A Delaware corporation, General Partner



Date:  May 14, 1996        By:  /s/ Eugene D. Burak
                                -------------------
                                Eugene D. Burak
                                Vice President

                           By:  Related Federal Insured L.P.
                                A Delaware limited partnership, General Partner