Form 10-Q
period 1996-06-30
EAGLE INSURED L P
filed 1996-08-14
CIK 821203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

                         Commission File Number 0-16860

                               EAGLE INSURED L.P.
             ------------------------------------------------------
             (Exact names of registrant as specified in its charter)


                    Delaware                                                         13-3442945
- -------------------------------------------------------------          -----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

      625 Madison Avenue, New York, New York                                           10022
- -------------------------------------------------------------          ------------------------------------
   (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code (212) 421-5333

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                June 30,      December 31,
                                                                                 1996            1995
                                                                              -----------     -------------
                                     ASSETS

Investments in mortgage loans                                                 $27,698,614       $27,764,817
Loan receivable from affiliate                                                  3,060,000         3,060,000
Deferred loan origination fees, net                                               947,345           962,387
Cash and cash equivalents                                                       1,205,360         1,145,895
Interest receivable                                                               260,252           206,763
Equity loan to developer                                                           62,501             6,162
Other assets                                                                            0             3,253
                                                                              -----------       -----------
Total assets                                                                  $33,234,072       $33,149,277
                                                                              ===========       ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Due to affiliates                                                          $    71,901       $    76,429
   Accrued expenses                                                                46,930            57,222
   Distribution payable                                                            39,214                 0
                                                                              -----------       -----------

Total liabilities                                                                 158,045           133,651
                                                                               ----------        ----------

Contingencies

Partners' capital (deficit):
   BUC$holders (2,641,100 BUC$
     issued and outstanding)                                                   33,410,939        33,351,747
   General partners                                                              (334,912)         (336,121)
                                                                              -----------       -----------

Total partners' capital                                                        33,076,027        33,015,626
                                                                              -----------       -----------

Total liabilities and partners' capital                                       $33,234,072       $33,149,277
                                                                              ===========       ===========


See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                            -----------------------------       ----------------------------
                                                1996              1995             1996              1995
                                            -----------        ----------       -----------       ----------
Revenues:

   Interest income:
     Mortgage loans                         $692,399             $683,399       $1,306,653        $1,302,826
     Loan receivable from affiliate           71,549               77,350          143,756           152,532
     Temporary investments                     9,999               14,256           21,084            26,586
   Equity gain                                41,354               23,667           56,339            45,336
                                            --------             --------       ----------        ----------

     Total revenues                          815,301              798,672        1,527,832         1,527,280
                                            --------             --------       ----------        ----------

Expenses:

     General and administrative               46,858               50,145           93,818           101,919
     Amortization of deferred loan
       origination fees                        7,521                7,521           15,042            15,042
                                            --------             --------       ----------        ----------

     Total expenses                           54,379               57,666          108,860           116,961
                                            --------             --------       ----------        ----------

Net income                                  $760,922             $741,006       $1,418,972        $1,410,319
                                            ========             ========       ==========        ==========

Allocation of Net Income:

   BUC$holders                              $707,274             $687,756       $1,313,733        $1,305,253
                                            ========             ========       ==========        ==========
   General partners:
     Special distribution                   $ 39,214             $ 39,214       $   78,428        $   78,428
     Other                                    14,434               14,036           26,811            26,638
                                            --------             --------       ----------        ----------

                                            $ 53,648             $ 53,250       $  105,239        $  105,066
                                            ========             ========       ==========        ==========

Net income per BUC                          $    .27             $    .26       $      .50        $      .49
                                            ========             ========       ==========        ==========



See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                          Total             BUC$holders      General Partners
                                                      ------------          -----------      ----------------
Partners' capital (deficit) - January 1, 1996          $33,015,626          $33,351,747      $(336,121)

Net income                                               1,418,972            1,313,732        105,240
Distributions                                           (1,358,571)          (1,254,540)      (104,031)
                                                       -----------          -----------      ---------

Partners' capital (deficit) - June 30, 1996            $33,076,027          $33,410,939      $(334,912)
                                                       ===========          ===========      =========


See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               ----------------------------
                                                                                  1996              1995
                                                                               ---------         ----------
Cash flows from operating activities:
Interest received                                                              $1,418,004        $1,517,954
General and administrative expenses paid                                         (105,385)          (89,523)
                                                                               ----------        ----------

Net cash provided by operating activities                                       1,312,619         1,428,431
                                                                               ----------        ----------

Cash flows from investing activities:
Principal payments received on mortgage loans                                      66,203            63,384
                                                                               ----------        ----------

Cash flows from financing activities:
Distributions paid to partners                                                 (1,319,357)       (1,319,358)
                                                                               ----------        ----------

Net increase in cash and cash equivalents                                          59,465           172,457

Cash and cash equivalents at beginning of the period                            1,145,895           975,682
                                                                               ----------        ----------

Cash and cash equivalents at end of the period                                 $1,205,360        $1,148,139
                                                                               ==========        ==========
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                     $1,418,972        $1,410,319
                                                                               ----------        ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Equity gain                                                                       (56,339)          (45,336)
Amortization of deferred loan origination fees                                     15,042            15,042
Changes in:
   Interest receivable                                                            (53,489)           36,479
   Other assets                                                                     3,253            (6,711)
   Due to affiliates                                                               (4,528)           19,815
   Accrued expenses                                                               (10,292)           (1,177)
                                                                               ----------        ----------

Total adjustments                                                                (106,353)           18,112
                                                                               ----------        ----------

Net cash provided by operating activities                                      $1,312,619        $1,428,431
                                                                               ==========        ==========
Supplemental schedule of financing activities

Distributions to partners                                                      $1,358,571        $1,358,572
Increase in distributions payable                                                 (39,214)          (39,214)
                                                                               ----------        ----------

Distributions paid to partners                                                 $1,319,357        $1,319,358
                                                                               ==========        ==========

See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -     General

              These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Eagle Insured L.P. (the "Partnership") as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                                                  Three Months Ended               Six Months Ended
                                                      June 30,                         June 30,
                                                -------------------------       -----------------------
                                                   1996            1995            1996       1995
                                                --------         --------       --------    --------
              Prudential-Bache Properties,
                Inc. ("PBP") and affiliates     $ 1,201          $20,076        $16,593     $40,509

              Related Federal Insured L.P.
                (the "Related General
                Partner") and affiliates         15,000            1,026         30,000       2,052
                                                -------          -------        -------     -------

                                                $16,201          $21,102        $46,593     $42,561
                                                =======          =======        =======     =======

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

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 2  -     Related Parties (continued)

              In accordance with the Guarantee Agreement and Amendment to the Guarantee and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $120,000 for the six months ended June 30, 1996 and $3,047,732 cumulatively), then to additional interest, default rate and guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

              The Partnership maintained an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments in 1995 in accordance with the guidelines established by the Partnership Agreement.

              Prudential Securities Incorporated ("PSI") owns 6,655 BUC$ at June 30, 1996.

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

              The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 4  -     Subsequent Events

              In August 1996, distributions of approximately $627,000 and $13,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1996.

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

              The Partnership is entitled to receive additional interest on each Mortgage from the annual net cash flow of the development and from a percentage of the residual value upon sale or refinancing. The receipt of additional interest is dependent upon the economic performance of the underlying properties. The Partnership received additional interest payments of approximately $77,000 from Woodgate Manor during the six months ended June 30, 1996.

              Stephen M. Ross has guaranteed repayment of the principal and interest on a loan to the Cross Creek developer. See Note 2 to the financial statements for further information. Mr. Ross remains in compliance with his obligations under the Guarantee Agreement and Amendment to the Guarantee. However, significant portions of his assets are in the form of partnership interests and corporate stock which are pledged or are otherwise illiquid. Furthermore, a significant portion of the cash flow which Mr. Ross would otherwise be expected to receive from his business operations is presently pledged to meet other obligations. Mr. Ross also has contingent liabilities that, if simultaneously called upon, could result in Mr. Ross having insufficient liquid assets to meet all of his current liabilities. There can be no assurance that Mr. Ross will have the liquidity necessary to continue to comply with his obligations under the Guarantee Agreement. In addition, Mr. Ross has capitalized the Related General Partner with a demand promissory note and, if called upon to pay all or a portion of this note, there is no assurance that he will have the liquidity necessary to meet such demand.

              A distribution of approximately $627,000 was paid to BUC$holders in August 1996 from adjusted cash flow from operations. Debt service payments from mortgage loans are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership and to pay distributions in the future.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by the FHA and a private mortgage lender (which is an affiliate of the Related General Partner). The Partnership's investment in unsecured non-interest bearing equity loans (which represent approximately 10% of the Partnership's portfolio) are secured by a Partnership interest in properties which are diversified by location so that if one state is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

              The Partnership's net income for the three and six months ended June 30, 1996 remained relatively constant as compared to the corresponding periods in 1995.

              Interest income from temporary investments decreased by approximately $4,000 and $6,000 for the three and six months as compared to the corresponding periods in 1995 primarily due to a decrease in interest rates.

              During the three and six months ended June 30, 1996 and 1995, the Partnership recorded equity gains of approximately $41,000 and $24,000 and $56,000 and $45,000, respectively, relating to net equity income from the Woodgate Manor property.


Additional Information

              The following table lists the respective occupancy rates at the properties securing Mortgages as of July 21, 1996:

              Property                                    Location                      Occupancy %
              --------                                    --------                      -----------
              Cross Creek Apartments                      Charlotte, NC                    97.7%
              Weatherly Walk Apartments                   Fayetteville, GA                 95.7%
              Woodgate Manor                              Gainesville, FL                  93.5%

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Incorporated by reference to Note 3 to the financial statements filed herewith in Item 1 of Part I of the Partnership's Quarterly Report.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

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

              (b) Reports on Form 8-K - None

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     EAGLE INSURED L.P.

                       By:    Related Federal Insured L.P.
                              A Delaware limited partnership, General Partner

                       By:    RFI Associates, Inc.
                              A Delaware corporation,
                              general partner of the General Partner

Date:  August 13, 1996        By:   /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Vice President

Date:  August 13, 1996        By:   /s/ Lawrence J. Lipton
                                    ----------------------
                                    Lawrence J. Lipton
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                       By:    Prudential-Bache Properties, Inc.
                              A Delaware corporation, General Partner

Date:  August 13, 1996        By:   /s/ Eugene D. Burak
                                    -------------------
                                    Eugene D. Burak
                                    Vice President