Form 10-Q
period 1996-09-30
EAGLE INSURED L P
filed 1996-11-14
CIK 821203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 0-16860


                               EAGLE INSURED L.P.
             -------------------------------------------------------
             (Exact names of registrant as specified in its charter)



            Delaware                                     13-3442945
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




625 Madison Avenue, New York, New York                                   10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]       No[_]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                 September 30,     December 31,
                                                     1996              1995
                                                  -----------       -----------
Investments in mortgage loans                     $27,662,905       $27,764,817
Loan receivable from affiliate                      3,060,000         3,060,000
Deferred loan origination fees, net                   939,824           962,387
Cash and cash equivalents                           1,228,628         1,145,895
Interest receivable                                   259,534           206,763
Equity loan to developer                                    0             6,162
Other assets                                           10,813             3,253
                                                  -----------       -----------

Total assets                                      $33,161,704       $33,149,277
                                                  ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Due to affiliates                              $    62,992       $    76,429
   Accrued expenses                                    70,165            57,222
   Distribution payable                                39,214                 0
                                                  -----------       -----------

Total liabilities                                     172,371           133,651
                                                  -----------       -----------

Contingencies

Partners' capital (deficit):
   BUC$holders (2,641,100 BUC$
     issued and outstanding)                       33,325,980        33,351,747
   General partners                                  (336,647)         (336,121)
                                                  -----------       -----------

Total partners' capital                            32,989,333        33,015,626
                                                  -----------       -----------

Total liabilities and partners' capital           $33,161,704       $33,149,277
                                                  ===========       ===========


See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended                           Nine Months Ended
                                                                 September 30,                               September 30,
                                                       ---------------------------------           ---------------------------------
                                                          1996                  1995                  1996                  1995
                                                       -----------           -----------           -----------           -----------
Revenues:

   Interest income:
     Mortgage loans                                    $   614,314           $   618,008           $ 1,920,967           $ 1,920,834
     Loan receivable from affiliate                         72,335                76,245               216,091               228,777
     Temporary investments                                  11,963                13,804                33,047                40,390
   Equity gain (loss)                                      (62,501)               (3,072)               (6,162)               42,264
                                                       -----------           -----------           -----------           -----------

     Total revenues                                        636,111               704,985             2,163,943             2,232,265
                                                       -----------           -----------           -----------           -----------

Expenses:

     General and administrative                             35,998                47,512               129,816               149,431
     Amortization of deferred loan
       origination fees                                      7,521                 7,521                22,563                22,563
                                                       -----------           -----------           -----------           -----------

     Total expenses                                         43,519                55,033               155,521               171,994
                                                       -----------           -----------           -----------           -----------

Net income                                             $   592,592           $   649,952           $ 2,011,564           $ 2,060,271
                                                       ===========           ===========           ===========           ===========


Allocation of Net Income:

   BUC$holders                                         $   542,310           $   598,523           $ 1,856,043           $ 1,903,775
                                                       ===========           ===========           ===========           ===========

   General partners:
     Special distribution                              $    39,214           $    39,214           $   117,642           $   117,643
     Other                                                  11,068                12,215                37,879                38,853
                                                       -----------           -----------           -----------           -----------

                                                       $    50,282           $    51,429           $   155,521           $   156,496
                                                       ===========           ===========           ===========           ===========


Net income per BUC                                     $       .20           $       .23           $       .70           $       .72
                                                       ===========           ===========           ===========           ===========


See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                          Total           BUC$holders       General Partners
                                                          -----           -----------       ----------------
Partners' capital (deficit) - January 1, 1996          $33,015,626        $33,351,747          $(336,121)

Net income                                               2,011,564          1,856,043            155,521

Distributions                                           (2,037,857)        (1,881,810)          (156,047)
                                                       -----------        -----------          ---------

Partners' capital (deficit) - September 30, 1996       $32,989,333        $33,325,980          $(336,647)
                                                       ===========        ===========          =========


See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                             1996              1995
                                                          ----------        ----------
Cash flows from operating activities:
Interest received                                         $2,117,334        $2,168,068
General and administrative expenses paid                    (137,870)         (110,805)
                                                          ----------        ----------

Net cash provided by operating activities                  1,979,464         2,057,263
                                                          ----------        ----------

Cash flows from investing activities:
Principal payments received on mortgage loans                101,912            96,151
                                                          ----------        ----------

Cash flows from financing activities:
Distributions paid to partners                            (1,998,643)       (1,998,307)
                                                          ----------        ----------

Net increase in cash and cash equivalents                     82,733           155,107

Cash and cash equivalents at beginning of the period       1,145,895           975,682
                                                          ----------        ----------

Cash and cash equivalents at end of the period            $1,228,628        $1,130,789
                                                          ==========        ==========

Reconciliation of net income to net cash provided by
   operating activities:
Net income                                                $2,011,564        $2,060,271
                                                          ----------        ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Equity (gain) loss                                             6,162           (42,264)
Amortization of deferred loan origination fees                22,563            22,563
Changes in:
   Interest receivable                                       (52,771)          (18,436)
   Other assets                                               (7,560)           (6,469)
   Due to affiliates                                         (13,437)           27,690
   Accrued expenses                                           12,943            13,908
                                                          ----------        ----------

Total adjustments                                            (32,100)           (3,008)
                                                          ----------        ----------

Net cash provided by operating activities                 $1,979,464        $2,057,263
                                                          ==========        ==========

Reconciliation of distributions paid to partners

Distributions to partners                                 $2,037,857        $2,037,521
Increase in distribution payable                             (39,214)          (39,214)
                                                          ----------        ----------

Distributions paid to partners                            $1,998,643        $1,998,307
                                                          ==========        ==========



See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1 - General

         These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Eagle Insured L.P. (the "Partnership") as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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


                                  Three Months Ended          Nine Months Ended
                                      September 30,             September 30,
                                  --------------------      --------------------
                                    1996         1995         1996         1995
                                  -------      -------      -------      -------
Prudential-Bache Properties,
  Inc. ("PBP") and affiliates     $10,070      $15,398      $26,663      $55,907

Related Federal Insured L.P.
  (the "Related General
  Partner") and affiliates          1,120        1,026       31,120        3,078
                                  -------      -------      -------      -------

                                  $11,190      $16,424      $57,783      $58,985
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

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2 - Related Parties (continued)

         In accordance with the Guarantee Agreement and Amendment to the Guarantee and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $175,000 for the nine months ended September 30, 1996 and $3,102,732 cumulatively), then to additional interest, default rate and guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

         The Partnership maintained an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments in 1995 in accordance with the guidelines established by the Partnership Agreement.

         Prudential Securities Incorporated ("PSI") owns 6,655 BUC$ at September 30, 1996.


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

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 4 - Subsequent Events

         In November 1996, distributions of approximately $627,000 and $13,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources
-------------------------------

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

        The Partnership is entitled to receive additional interest on each Mortgage from the annual net cash flow of the development and from a percentage of the residual value upon sale or refinancing. The receipt of additional interest is dependent upon the economic performance of the underlying properties. The Partnership received additional interest payments of approximately $77,000 from Woodgate Manor during the nine months ended September 30, 1996 all of which was received in the second quarter.

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

        At the beginning of the year, the Partnership had cash and cash equivalents of approximately $1,146,000. After the receipt of net cash flow from operations, principal payments received on mortgage loans and the payment of distributions, the Partnership had approximately $1,229,000 in cash and cash equivalents at September 30, 1996. The third quarter distribution of approximately $627,000 was paid to BUC$holders in November 1996 from adjusted cash flow from operations. Debt service payments from mortgage loans are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership and to pay distributions in the future.

        Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by the FHA and a private mortgage lender (which is an affiliate of the Related General Partner). The Partnership's investment in unsecured non-interest bearing equity loans (which represent approximately 10% of the Partnership's original portfolio) are secured by a Partnership interest in properties which are diversified by location so that if one state is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.


Results of Operations
---------------------

        The Partnership's net income for the three and nine months ended September 30, 1996 decreased by approximately $57,000 and $49,000 as compared to the corresponding periods in 1995 due to the reasons discussed below.

        Interest income from temporary investments decreased by approximately $2,000 and $7,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in interest rates.

        General and administrative expenses decreased approximately $12,000 and $20,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to an overaccrual of legal expenses at September 30, 1995 which was corrected in the fourth quarter of 1995.


Additional Information
----------------------

        The following table lists the respective occupancy rates at the properties securing Mortgages as of October 27, 1996:

        Property                           Location                  Occupancy %
        --------                           --------                  -----------

        Cross Creek Apartments             Charlotte, NC                96.4%
        Weatherly Walk Apartments          Fayetteville, GA             97.4%
        Woodgate Manor                     Gainesville, FL              95.2%

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

                                   SIGNATURES
                                   ----------



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


                               EAGLE INSURED L.P.


                           By:  Related Federal Insured L.P.
                                A Delaware limited partnership, General Partner


                           By:  RFI Associates, Inc.
                                A Delaware corporation,
                                general partner of the General Partner



Date:  November 13, 1996        By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Vice President
                                    (Principal Financial Officer)





Date:  November 13, 1996        By: /s/ Richard A. Palermo
                                    ----------------------
                                    Richard A. Palermo
                                    Treasurer
                                    (Principal Accounting Officer)


                           By:  Prudential-Bache Properties, Inc.
                                A Delaware corporation, General Partner



Date:  November 13, 1996        By: /s/ Eugene D. Burak
                                    -------------------
                                    Eugene D. Burak
                                    Vice President