Form 10-K
period 1996-12-31
EAGLE INSURED L P
filed 1997-03-31
CIK 821203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

For the fiscal year ended December 31, 1996

                                       OR

--- TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 Commission File Number 0-16860

                               EAGLE INSURED L.P.
             (Exact name of registrant as specified in its charter)

                 Delaware                              13-3442945
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


    625 Madison Avenue, New York, New York                10022
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (212) 421-5333


Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Beneficial Unit Certificates

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

       Agreement of Limited Partnership dated as of September 3, 1987, as amended and restated December 11, 1987, included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended February 10, 1988 and October 31, 1995, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

       Index to exhibits may be found on page 28

                                     PART I


Item 1. Business.

General

       Eagle Insured L.P., a Delaware limited partnership (the "Registrant"), was formed on August 13, 1987 and will terminate on December 31, 2040 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Registrant was formed to invest in insured, co-insured or guaranteed mortgage investments and equity loans ("Mortgages") which finance multifamily residential rental properties ("Developments") from proceeds raised from the initial sale of 2,641,100 Beneficial Unit Certificates ("BUC$") at $20 per BUC. The Registrant's fiscal year for book and tax purposes ends on December 31.

       The Registrant originally invested in four Mortgages financing Developments. One of the Mortgages was prepaid on January 31, 1994. One of the three remaining Developments was originally developed by an entity affiliated with the Registrant. For more information regarding the Registrant's operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The Registrant is engaged solely in the business of investing in Mortgages; therefore, presentation of industry segment information is not applicable.

General Partners

       The general partners of the Registrant are Related Federal Insured L.P. ("Related General Partner") and Prudential-Bache Properties, Inc. ("PBP") (collectively, the "General Partners"). Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchased BUC$, has assigned to those persons substantially all of its rights and interests in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership.

Structure of mortgage loans and equity loans

       All base interest and initially at least 90% in the aggregate of the principal of the mortgages made by the Registrant are coinsured by the FHA (80% of the 90%) and an affiliate of the Related General Partner (20% of the 90%), with the remaining 10% of the Registrant's original portfolio consisted of uninsured non-interest-bearing equity loans made directly to the same developers as are the Mortgages. With respect to a default on FHA co-insured loans, the Registrant would bear the risk of loss with respect to uninsured portions of the loans (10% of Mortgage Loan and additional interest), however these are secured by the partnership interests which own the underlying properties. The equity loans to developers are recorded at zero as of December 31, 1996 as a result of being accounted for under the equity method of accounting without elimination of the amount due and owing to the Registrant.

       In addition to the stated interest rates, the Registrant is entitled to receive additional interest on the Mortgages from a percentage of the annual net cash flow of the Development and from a percentage of the residual proceeds upon sale or refinancing. The Registrant accepted lower base interest rates than were otherwise available in the market with respect to the Mortgages in exchange for the potential to receive additional interest payments. The notes evidencing the Mortgages for Cross Creek and Woodgate Manor, two of the Developments, bear interest at 8.95% with the potential to receive an additional 0.84% to 1.68% on the Mortgages plus 30% of any remaining cash flow from the Developments and 35% of capital proceeds. The Mortgage for Weatherly Walk is structured in the same manner except the participation in remaining cash flow and capital proceeds is up to 50%. Additional interest is due no later than upon the prepayment or other satisfaction of the Mortgages or the sale of the

Developments. The receipt of additional interest is dependent upon the economic performance of the underlying Developments. Additional interest is not insured by the FHA or any private mortgage lender.

       As of December 31, 1996, the Registrant holds three Mortgages. The following table lists the original amounts of the outstanding Mortgages in which the Registrant has invested:

                                                   Original       Original                   Interest
                                    Funding        Mortgage       Equity         Total        Rate on
                      Closing     Completion          Loan           Loan        Loan        Mortgage     Maturity
Project               Date           Date           Amount         Amount        Amount       Loan (2)    Date (3)
-------               ----           ----           ------         ------        ------       --------    --------
Cross Creek
Apartments
Charlotte, NC (1)    06/10/88       2/01/91        $17,494,100   $1,783,900   $19,278,000    8.95%      1/1/2030

Weatherly Walk
Apartments
Fayetteville, GA     08/18/88       12/05/89         7,772,500      895,200     8,667,700    8.95%      11/1/2029

Woodgate Manor
Gainesville, FL (1)  12/12/88       12/13/88         3,110,300      339,700     3,450,000    8.95%      1/1/2024


       (1) The general partnership interest of this Development is held by an affiliate of the Related General Partner.

       (2) Includes a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation (an affiliate of the Related General Partner); however, does not include additional interest which may be payable.

       (3) The Registrant may call for prepayment of the total loan at any time after the tenth anniversary of the date the mortgage loan funding was completed. The Registrant, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) not later than the accelerated payment date. Since the exercise of such option would be at the Registrant's discretion, it is intended to be exercised only where the Registrant determines that the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. The Registrant presently expects to dispose of such loans within 10 to 15 years after acquisition.

       As of December 31, 1996, the aggregate balance of the Mortgages recorded on the financial statements is $27,623,254. For individual year-end balances, see Note 3 to the financial statements in Item 8.

       Following is the interest income from mortgage loans as a percentage of total revenues, excluding equity gains (losses).

                                1996             1995              1994
                                ----             ----              ----

       Cross Creek                 53%              53%               49%
       Weatherly Walk              23               23                22
       Woodgate Manor              12               11                13
       Tivoli Lakes                                                    5


       Tivoli Lakes Apartments was sold on January 31, 1994 and the related Mortgage was paid in full. See Note 3 to the financial statements in Item 8 for further information relating to the repayment of the Tivoli Lakes Mortgage.

       The Registrant's loan payable relating to its unsecured credit facility was fully repaid on February 7, 1994 with a portion of the proceeds of the Tivoli Lakes Mortgage repayment. Originally, $3,060,000 of this credit facility was used to make a loan (the "Cross Creek Loan") to the present owner of the Cross Creek property, Walsh/Cross Creek Limited Partnership ("Cross Creek") which acquired title to the property upon the default of the original developer. Such funds were used to pay for costs incurred to complete construction and to fund operating deficits. Significant interests in Cross Creek are held by affiliates of the Related General Partner. Cross Creek continues to be liable to the Registrant for the outstanding balance and interest pursuant to the Cross Creek Loan. Stephen M. Ross holds a majority interest in the Related General Partner and has guaranteed to the Registrant that the Cross Creek Loan, including all interest thereunder, will be repaid when due. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the financial statements in Item 8.

Competition

       The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant. The Registrant's business is affected by competition to the extent that the underlying properties from which it derives interest and principal payments may be subject to competition from neighboring properties. In particular, additional interest payments which are not insured are dependent upon the economic performance of the underlying properties and may be affected by competitive conditions.

Employees

       The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. The General Partners receive special distributions and reimbursement of expenses in connection with such activities as described in Articles 9 and 11 of the Partnership Agreement. See Note 4 to the financial statements in Item 8.


Other Events.

       On December 31, 1996, the United States District Court for the Southern District of New York (the "Court") issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the class action litigation (the "Class Action") relating to the Registrant (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) against the Related General Partner and certain of its affiliates. See Note 7 to the financial statements in Item 8. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Registrant and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

       The proposed Related settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Registrant as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

        Under the proposed Reorganization plan, the BUC$holders of the Registrant and Summit Insured Equity L.P., Summit Preferred Equity L.P. and Eagle Insured L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors and as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders one-half of the PBP Interest, the reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

       In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Registrant by the Court.

       Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

       There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame in which a closing may occur.


Item 2. Properties.

        The Registrant does not own or lease any property.


Item 3. Legal Proceedings.

        This information is incorporated by reference from Item 1. Business - Other Events and Note 6 to the financial statements in Item 8.


Item 4. Submission of Matters to a Vote of BUC$holders.

        None.

                                     PART II

Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters.

        As of March 3, 1997 there were 3,934 holders of record owning 2,641,100 BUC$. A significant secondary market for the BUC$ has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section 13 of the Partnership Agreement limiting the ability of a BUC$holder to transfer their BUC$. Furthermore, the Court's Order in connection with the proposed Related Settlement of the Class Action imposes certain restrictions on the transfer of the BUC$. See Item 1. Business - Other Events. Consequently, BUC$holders may not be able to liquidate their investments in the event of emergency or for any other reason.

        The following per BUC cash distributions were paid from cash flow from operations during the following calendar quarters:

         Quarter Ended                            1996             1995
         -------------                            -----            -----
         March 31                               $0.2375          $0.2375
         June 30                                 0.2375           0.2375
         September 30                            0.2375           0.2375
         December 31                             0.2375           0.2375


        There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from current cash flow from operations. Approximately $65,000 and $127,000 of the distributions paid to BUC$ holders during 1996 and 1995, respectively, represent a return of capital on a generally accepted accounting principles (GAAP) basis. The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders. For a discussion of other factors that may affect the amounts of future distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data.

        The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the financial statements and notes thereto contained in Item 8 hereof.

                                                     Year ended December 31,
                           -----------------------------------------------------------------------------
                               1996            1995              1994            1993           1992
                               ----            ----              ----            ----           ----
Interest income from
   mortgage loans          $  2,534,475    $  2,536,426    $  2,774,540      $  3,630,936    $  3,715,204
                           ============    ============    ============      ============    ============
Equity gain (loss)         $     (6,162)   $    (66,265)   $  1,256,027(1)   $   (168,980)   $   (620,377)
                           ============    ============    ============      ============    ============
Net income                 $  2,650,938    $  2,587,848    $  4,031,885      $  3,266,144    $  2,741,550
                           ============    ============    ============      ============    ============
Net income per BUC         $        .93    $        .90    $       1.44      $       1.13    $        .93
                           ============    ============    ============      ============    ============
Loan receivable from
   affiliate               $  3,060,000    $  3,060,000    $  3,060,000      $  3,060,000    $  3,060,000
                           ============    ============    ============      ============    ============
Total assets               $ 33,055,428    $ 33,149,277    $ 33,251,564      $ 47,641,443    $ 48,082,937
                           ============    ============    ============      ============    ============
Loan payable               $          0    $          0    $          0      $  2,837,553    $  3,060,000
                           ============    ============    ============      ============    ============
Total Partnerships
Capital                    $ 32,949,421    $ 33,015,626    $ 33,144,921      $ 44,665,108    $ 44,865,987
                           ============    ============    ============      ============    ============
Total BUC$holder
   distributions           $  2,509,081    $  2,509,081    $ 15,087,311(2)   $  3,169,320    $  3,175,659
                           ============    ============    ============      ============    ============
BUC$holder distributions
   per BUC                 $       .95     $        .95    $       5.71      $       1.20    $       1.20
                           ============    ============    ============      ============    ============



(1) Includes an equity gain of approximately $1,523,000 relating to the collection of the equity loan made to the developer of the Tivoli Lakes Apartments. The carrying value of this loan had been reduced to zero in previous years.

(2) Includes a special distribution in March 1994 of approximtately $12,413,000 from the proceeds of a prepayment of the Tivoli Lakes Mortgage.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Registrant originally invested in four Mortgages which financed multifamily residential rental properties. As further discussed in Note 3 to the financial statements, Tivoli Lakes Apartments was sold on January 31, 1994 and the related Mortgage was paid in full.

        All base interest and initially at least 90% in the aggregate of the principal of the Mortgages made by the Registrant are coinsured by the FHA (80% of the 90%) and an affiliate of the Related General Partner (20% of the 90%), with the remaining 10% of the Registrant's original portfolio comprised of uninsured non-interest-bearing equity loans made directly to the same developers as are the mortgage investments. With respect to a default on FHA co-insured loans, the Partnership would bear the risk of loss with respect to uninsured portions of the loans (10% of Mortgage Loan and additional interest), however these are secured by the interests in the partnerships owning the underlying properties. The equity loans to developers are recorded at zero as of December 31, 1996 as a result of being accounted for under the equity method of accounting without elimination of the amount due and owing to the Partnership.

        The Registrant is entitled to receive additional interest on each Mortgage from the annual net cash flow of the development and from a percentage of the residual value upon sale or refinancing. The receipt of additional interest is dependent upon the economic performance of the underlying properties. During 1996, the Registrant received additional interest payments of approximately $77,000 from Woodgate Manor.

        In prior years, the Registrant utilized $3,060,000 of an unsecured credit facility to advance funds in the form of a loan to Walsh/Cross Creek L.P. ("Cross Creek Loan") to enable it to complete construction and to fund operating deficits. See Note 4 to the financial statements. On February 7, 1994, the Registrant used a portion of the proceeds from the Tivoli Lakes repayment to fully repay its outstanding debt under the credit facility of $2,837,553; however, the Cross Creek Loan remains outstanding. Stephen M. Ross, who holds a majority interest in the Related General Partner, has guaranteed repayment of the principal and interest on the Cross Creek Loan (as amended, the "Guarantee Agreement"). See Note 4 to the financial statements for further information. Mr. Ross remains in compliance with his obligations under the Guarantee Agreement and Amendment to the Guarantee. However, significant portions of his assets are in the form of partnership interests and corporate stock which are pledged or are otherwise illiquid. Furthermore, a significant portion of the cash flow which Mr. Ross would otherwise be expected to receive from his business operations is presently pledged to meet other obligations. Mr. Ross also has contingent liabilities that, if simultaneously called upon, could result in Mr. Ross having insufficient liquid assets to meet all of his current liabilities. There can be no assurance that Mr. Ross will have the liquidity necessary to continue to comply with his obligations under the Guarantee Agreement and Amendment to the Guarantee. In addition, Mr. Ross has capitalized the Related General Partner with a demand promissory note and, if called upon to pay all or a portion of this note, there is no assurance that he will have the liquidity necessary to meet such demand.

        FAI, Ltd. Weatherly Walk Apartments ("Weatherly Walk") and Walsh/Cross Creek Limited Partnership ("Cross Creek") have in the past experienced recurring operating losses, working capital deficiencies and negative cash flows which raised concerns of a potential default on the related Mortgages and equity loans. With respect to Weatherly Walk, the Fayetteville, Georgia market has improved, and the partnership which owns the property is no longer experiencing operating deficits, working capital deficiencies on negative cash flows and it is currently meeting its operating obligations including required Mortgage payments. With respect to Cross Creek, which continues to experience recurring operating losses, as indicated above and in Note 4, Stephen M. Ross has guaranteed the performance of all obligations for the payment of interest (at 8.95%) and principal of the first Mortgage together with the equity loan and has contributed $255,000 during 1996 ($3,182,732 cumulatively) to cover operating losses and working capital deficiencies, allowing this property to meet all required Mortgage payments.

        The quarterly distribution to BUC$holders was decreased to $.2375 per BUC in the second quarter of 1994 as a result of the Tivoli Lakes loan repayment which reduced the Partnership's interest income. The fourth quarter 1996 distribution of approximately $627,000 was paid to BUC$holders in February 1997 from adjusted cash flow from operations and the Registrant anticipates continuing to fund cash distributions in the future from the same source. Principal and interest payments from Mortgages are anticipated to provide sufficient liquidity to meet the operating expenditures of the Registrant in future years.

        At the beginning of the year, the Registrant had cash and cash equivalents of approximately $1,146,000. After the receipt of net cash flow from operations of approximately $2,658,000, principal payments received on mortgage loans of approximately $141,000 and the payment of distributions of approximately $2,717,000, the Registrant had approximately $1,228,000 in cash and cash equivalents at December 31, 1996.

       For a discussion of the proposed settlement of the Class Action relating to the Registrant see Other Events in Item 1. Business above.

       Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. All base interest and at least 90% of the principal of the Registrant's investments in Mortgages are insured or co-insured by the FHA and a private mortgage lender (which is an affiliate of the Related General Partner). The Registrant's investment in unsecured non-interest bearing equity loans (which represent approximately 10% of the Registrant's original portfolio) are secured by the interest in the partnerships owning the underlying properties which are diversified by location so that if one state is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

        The Registrant anticipates that cash generated currently from the operations of the properties underlying the Registrant mortgage loans (taking into account certain guarantees and the current performance of the properties and the markets) will be sufficient to meet the required debt service payments to the Registrant.

Results of Operations

1996 vs. 1995

        The Registrant's net income for the year ended December 31, 1996 increased by approximately $63,000 as compared to 1995 for the reasons described below.

        During the years ended December 31, 1996 and 1995, the Partnership recorded equity losses of approximately $6,000 and $66,000, respectively, relating to net equity losses from the Woodgate Manor property. The decrease in 1996 was due to the carrying value of the Woodgate Manor equity loan being reduced to zero by the current year loss.

        General and administrative expenses decreased approximately $26,000 for the year ended December 31, 1996 as compared to 1995 primarily due to the cost of obtaining appraisals of the properties securing the Partnership's three mortgage loans in 1995 as well as an overaccrual of audit fees at December 31, 1995.

1995 vs. 1994

        The Registrant's net income for the year ended December 31, 1995 decreased by approximately $1,444,000 as compared to 1994 for the reasons described below.

        Interest income from mortgage loans decreased approximately $238,000 in 1995 as compared to 1994 primarily due to the reduced interest received by the Registrant as a result of the repayment of the Tivoli Lakes mortgage in January 1994 and reduced amounts of additional interest received from Woodgate Manor in 1995 relative to 1994. With regard to Woodgate, certain capital repairs and improvements were made to the property in 1995 which reduced net cash flow and therefore, the amount of additional interest which was due and payable to the Registrant.

        Interest income from loan receivable increased approximately $52,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 due to increases of approximately 2% in the prime rate in 1995.

        Interest income from temporary investments decreased approximately $33,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily from nonrecurring interest earned on the undistributed proceeds from the Tivoli Lakes Mortgage repayment during the first quarter of 1994.

        During 1995 and 1994, the Registrant recorded an equity loss of approximately $66,000 and equity gain of approximately $1,256,000, respectively. The carrying value of the Tivoli Lakes equity loan of $1,523,000 had been reduced to zero in previous years. The equity loan was fully repaid on January 31, 1994 resulting in an equity gain of $1,523,000 in 1994. The 1994 gain was offset, in part, by an equity loss of approximately $267,000 relating to the Woodgate Manor property. The equity loss recorded in 1995 was attributable to the Woodgate Manor property.

        Other income decreased approximately $403,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to prepayment penalties and other fees associated with the Tivoli Lakes Mortgage loan payment in 1994.

        Interest expense on loan payable decreased approximately $20,000 in 1995 as compared to 1994 as a result of the repayment of the outstanding debt under the credit facility with a portion of the proceeds from the Tivoli Lakes repayment in February 1994.

        The Registrant wrote off approximately $495,000 in loan origination fees relating to the Tivoli Lakes Mortgage in the first quarter of 1994.

Additional Information

        The following table lists the respective occupancy rates at each of the properties securing Mortgages as of March 9, 1997.

         Property                        Location                 Occupancy %
         --------                        --------                 -----------
         Cross Creek Apartments          Charlotte, NC               91.0%
         Weatherly Walk Apartments       Fayetteville, GA            84.4%
         Woodgate Manor                  Gainesville, FL             96.0%

Item 8. Financial Statements and Supplementary Data.

(a) 1.  Financial Statements                                              Page
                                                                          ----
        Independent Auditors' Report                                       12

        Statements of Financial Condition as of December 31, 1996
        and 1995                                                           13

        Statements of Income for the years ended December 31, 1996,
        1995 and 1994                                                      14

        Statements of Changes in Partners' Capital (Deficit) for the
        years ended December 31, 1996, 1995 and 1994                       15

        Statements of Cash Flows for the years ended December 31, 1996,
        1995 and 1994                                                      16

        Notes to Financial Statements                                      17

[Letterhead of Deloitte & Touche LLP]

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Eagle Insured L.P.
New York, New York



        We have audited the accompanying statements of financial condition of Eagle Insured L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Eagle Insured L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/DELOITTE & TOUCHE LLP



New York, New York
March 20, 1997

                               EAGLE INSURED L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS

                                                        December 31,
                                               ----------------------------
                                                  1996              1995
                                               ------------    ------------

Investments in mortgage loans                  $ 27,623,254    $ 27,764,817
Loan receivable from affiliate                    3,060,000       3,060,000
Deferred loan origination fees, net                 932,303         962,387
Cash and cash equivalents                         1,228,487       1,145,895
Interest receivable                                 204,387         206,763
Equity loan to developer                                  0           6,162
Other assets                                          6,997           3,253
                                               ------------    ------------

Total assets                                   $ 33,055,428    $ 33,149,277
                                               ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Due to affiliates                           $     47,974    $     76,429
   Accrued expenses                                  58,033          57,222
                                               ------------    ------------

Total liabilities                                   106,007         133,651
                                               ------------    ------------
Contingencies

Partners' capital (deficit):
   BUC$holders (2,641,100 BUC$
     issued and outstanding)                     33,286,865      33,351,747
   General partners                                (337,444)       (336,121)
                                               ------------    ------------
Total partners' capital                          32,949,421      33,015,626
                                               ------------    ------------

Total liabilities and partners' capital        $ 33,055,428    $ 33,149,277
                                               ============    ============

See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                                             Years Ended December 31,
                                                      ----------------------------------------
                                                          1996           1995          1994
                                                      -----------    -----------    ----------
Revenues:

   Interest income:
     Mortgage loans                                   $ 2,534,475    $ 2,536,426    $2,774,540
     Equity gain (loss)                                    (6,162)       (66,265)    1,256,027
     Loan receivable from affiliate                       288,426        305,022       252,684
     Temporary investments                                 47,412         51,627        84,349
     Other income                                               0              0       403,000
                                                      -----------    -----------    ----------
     Total revenues                                     2,864,151      2,826,810     4,770,600
                                                      -----------    -----------    ----------

Expenses:

     Interest expense on loan payable                           0              0        20,415
     General and administrative                           183,129        208,878       192,098
     Amortization of deferred loan origination fees        30,084         30,084        31,277
     Write-off of deferred loan origination fees                0              0       494,925
                                                      -----------    -----------    ----------

     Total expenses                                       213,213        238,962       738,715
                                                      -----------    -----------    ----------
     Net income                                       $ 2,650,938    $ 2,587,848    $4,031,885
                                                      ===========    ===========    ==========

Allocation of Net Income:

   BUC$holders                                        $ 2,444,199    $ 2,382,371    $3,797,527
                                                      ===========    ===========    ==========
   General partners:
     Special distribution                             $   156,857    $   156,857    $  156,857
     Other                                                 49,882         48,620        77,501
                                                      -----------    -----------    ----------
                                                      $   206,739    $   205,477    $  234,358
                                                      ===========    ===========    ==========

Net income per BUC                                    $       .93    $       .90    $     1.44
                                                      ===========    ===========    ==========


See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                          Total          BUC$holders       General Partner
                                                          -----          -----------       ---------------
Partners' capital (deficit) - January 1, 1994           $ 44,665,108      $ 44,768,241          $(103,133)

Net income                                                 4,031,885         3,797,527            234,358
Distributions                                            (15,552,072)      (15,087,311)          (464,761)
                                                        ------------      ------------          ---------

Partners' capital (deficit) - December 31, 1994           33,144,921        33,478,457           (333,536)

Net income                                                 2,587,848         2,382,371            205,477
Distributions                                             (2,717,143)       (2,509,081)          (208,062)
                                                        ------------      ------------          ---------

Partners' capital (deficit) - December 31, 1995           33,015,626        33,351,747           (336,121)

Net income                                                 2,650,938         2,444,199            206,739
Distributions                                             (2,717,143)       (2,509,081)          (208,062)
                                                        ------------      ------------          ---------

Partners' capital (deficit) - December 31, 1996         $ 32,949,421      $ 33,286,865          $(337,444)
                                                        ============      ============          =========

See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                       For the years ended December 31,
                                                 -----------------------------------------
                                                     1996           1995          1994
                                                 -----------    -----------    ------------
Cash flows from operating activities:
Interest received                                $ 2,872,689    $ 2,940,221    $  3,223,547
Other income received                                      0              0         403,000
General and administrative expenses paid            (214,517)      (180,564)       (223,676)
Interest paid                                              0              0         (20,415)
                                                 -----------    -----------    ------------

Net cash provided by operating activities          2,658,172      2,759,657       3,382,456
                                                 -----------    -----------    ------------

Cash flows from investing activities:
Principal payments received on mortgage loans        141,563        127,699      13,632,206
Repayment of equity loan receivable                        0              0       1,523,300
                                                 -----------    -----------    ------------
Net cash provided by investing activities            141,563        127,699      15,155,506
                                                 -----------    -----------    ------------

Cash flows from financing activities:
Distributions paid                                (2,717,143)    (2,717,143)    (15,552,072)
Repayment of loan payable                                  0              0      (2,837,553)
                                                 -----------    -----------    ------------
Net cash used in financing activities             (2,717,143)    (2,717,143)    (18,389,625)
                                                 -----------    -----------    ------------

Net increase in cash and cash equivalents             82,592        170,213         148,337

Cash and cash equivalents at beginning of year     1,145,895        975,682         827,345
                                                 -----------    -----------    ------------

Cash and cash equivalents at end of year         $ 1,228,487    $ 1,145,895    $    975,682
                                                 ===========    ===========    ============

Reconciliation of net income to net cash
  provided by operating activities:
Net income                                       $ 2,650,938    $ 2,587,848    $  4,031,885
                                                 -----------    -----------    ------------
Adjustments to reconcile net income to net
  cash provided by operating activities:

Equity (gain) loss                                     6,162         66,265      (1,256,027)
Amortization of deferred loan origination fees        30,084         30,084          31,277
Write-off of deferred loan origination fees                0              0         494,925
Changes in:
   Interest receivable                                 2,376         36,854         104,726
   Other assets                                       (3,744)        11,598           7,809
   Due to affiliates                                 (28,455)        13,753         (15,190)
   Accrued expenses                                      811         13,255         (16,949)
                                                 -----------    -----------    ------------

Total adjustments                                      7,234        171,809        (649,429)
                                                 -----------    -----------    ------------

Net cash provided by operating activities        $ 2,658,172    $ 2,759,657    $  3,382,456
                                                 ===========    ===========    ============

See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 1 - General

         Eagle Insured L.P., a Delaware limited partnership (the "Partnership"), was formed on August 13, 1987 and will terminate on December 31, 2040 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest in insured, coinsured or guaranteed mortgage investments. The general partners of the Partnership are Prudential-Bache Properties, Inc. ("PBP") and Related Federal Insured L.P. (the "Related General Partner") (collectively, the "General Partners"). Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchased Beneficial Unit Certificates ("BUC$"), has assigned to those persons substantially all of its rights and interests in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership.


NOTE 2 - Summary of Significant Accounting Policies

         a) Basis of Accounting

         The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b) Cash and Cash equivalents

         Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

         c) Investment in Mortgage Loans

         The insured mortgage investments are recorded as loans. Amounts received or receivable from the properties for interest payments on these loans are reflected as interest income in the Statements of Income. Equity loans to developers are accounted for under the equity method of accounting without elimination of the amount due and owing to the Partnership. Equity gains (losses) recorded on these loans are included in the Statements of Income.

         At least annually, and more frequently if circumstances warrant, the Partnership evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable the Partnership will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows at the loan's effective interest rate or, for practical purposes, from the estimated fair value of the collateral.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

Note: 2-Summary of Significant Accounting Policies (continued)

         d) Loan Origination Fees

         The General Partners were paid loan origination fees equal to 3% of gross proceeds from the initial offering. Loan origination fees were capitalized and are amortized over the lives of the mortgages. The accumulated amortization relating to mortgages outstanding at December 31, 1996 and 1995 was $250,798 and $220,714, respectively.

         e) Income Taxes

         The Partnership is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operations are passed directly to the individual BUC$holders. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

         f) Profit and Loss Allocations/Distributions

         The General Partners receive a special distribution of adjusted cash from operations for managing the affairs of the Partnership (equal to .5% per annum of total invested assets) which is payable quarterly, subject to certain limitations. After payment of the special distribution, quarterly distributions of cash are made from adjusted cash from operations and are allocated 98% to the BUC$holders and 2% to the General Partners. For financial reporting purposes, net profits or losses after the special distribution are allocated 98% to the BUC$holders and 2% to the General Partners.


NOTE 3 - Investment in Mortgage Loans and Equity Loans to Developers

       All base interest and initially at least 90% in the aggregate of the principal of the loans made by the Partnership are coinsured by the Federal Housing Administration (the "FHA") (80% of the 90%) and Related Mortgage Corporation, and affiliate of the Related General Partner (20% of the 90%), with the remaining 10% of the Partnership's original portfolio comprised of uninsured noninterest-bearing equity loans made directly to the same developers as are the mortgages. With respect to a default on FHA co-insured loans, the Partnership would bear the risk of loss with respect to uninsured portions of the loans (10% of Mortgage Loan and additional interest), however these are secured by the interests in the partnerships owning the underlying properties. The loans require monthly payment of principal and interest over the life of the mortgage loan.

         Equity loans to developers, in the original amount of $3,018,800 on the remaining three projects represented noninterest-bearing advances made to the developers for such items as initial operating deficit escrow requirements and Housing and Urban Development ("HUD") related contingencies such as working capital escrow and cash requirements. Such amounts are due on demand after six months notice any time after the tenth anniversary of the initial endorsement of the loan by HUD. Equity operating losses have reduced the carrying value of these loans to zero as of Decemer 31, 1996 without elimination of the amount due and owing to the Partnership.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

Note: 3- Investments in Mortgage Loans and Equity Loans To Developers
(continued)


         Information relating to investments in FHA co-insured mortgage loans and equity loans to developers as of December 31, 1996 and 1995 is as follows:

                                                    Interest   Mortgage         Mortgage     Equity     Equity
                            Funding      Final      Rate on    Loan             Loan         Loan       Loan
                  Closing   Completion   Maturity   Mortgage   Balance at       Balance at   Balance at Balance at
Project           Date      Date         Date (1)   Loan (2)   12/31/96         12/31/95     12/31/96   12/31/95
-------           --------- ----------   ---------  --------   --------         --------     --------   --------
Cross Creek
Apartments
Charlotte,
 NC (3)          06/10/88   2/1/91       1/1/30        8.95%   $17,106,744   $17,187,347         $0     $     0

Weatherly Walk
Apartments
Fayetteville,
GA               08/18/88   12/5/89      11/1/29       8.95%     7,553,454     7,589,607          0           0

Woodgate Manor
Gainesville,
FL (3)           12/12/88   12/13/88     1/1/24        8.95%     2,963,056     2,987,863          0       6,162
                                                             -----------     -----------          --     ------

                                                             $27,623,254     $27,764,817          $0     $6,162
                                                             ===========     ===========          ==     ======


         (1) The Partnership may call for prepayment of the total loan at any time after the tenth anniversary of the date the mortgage loan funding was completed. The Partnership, in order to call for prepayment, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) not later than the accelerated payment date. Since the exercise of such option would be at the Partnership's discretion, it is intended to be exercised only where the Partnership determines that the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. The Partnership presently expects to dispose of such loans within 10 to 15 years after acquisition.

         For a period of five years from the loan closing date, the owners of the properties did not have the right to prepay the mortgage loans without the consent of the General Partners. Beginning in the sixth year and thereafter, any prepayment during one calendar year in an amount in excess of 15% of the original principal amount of the mortgage loan will be subject to a prepayment penalty. The prepayment penalty is 5% in the sixth year and decreases 1% per year thereafter.

         (2) Includes a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation (an affiliate of the Related General Partner); however, does not include additional interest which may be payable.

         (3) The general partnership interest of the project is held by an affiliate of the Related General Partner.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Investment in Mortgage Loans and Equity Loans to Developers (continued)


         On January 31, 1994, Tivoli Lakes Associates, Ltd., the owner of
Tivoli Lakes Apartments, a property securing a first mortgage note held by the Partnership, sold the property to a real estate investment trust which is not affiliated with the Partnership, its General Partners or Tivoli Lakes Associates, Ltd. With the consent of the General Partners, the proceeds from the sale were used to fully repay the Partnership's first mortgage note of $13,513,611 as well as to repay the original equity loan made to the property's developer of $1,523,300, the carrying value of which had been reduced to zero in previous years. In addition, prepayment penalties and other fees of approximately $403,000 were paid to the Partnership in connection with this transaction. Tivoli Lakes Associates, Ltd. also used a portion of the proceeds from the sale to pay the Partnership approximately $63,000 of interest pursuant to their additional interest guaranty. Deferred loan origination fees of approximately $495,000 were written off in 1994 as a result of the loan repayments.

         On February 7, 1994, the Partnership used a portion of the proceeds received from the transaction described above to fully repay its outstanding debt of $2,837,553. See Note 4 for further information. In March 1994, distributions of $12,413,170 ($4.70 per BUC) and $253,330 were paid to the BUC$holders and General Partners, respectively, as a result of the prepayment by Tivoli Lakes Associates, Ltd.

         Following is the interest income from mortgage loans as a percentage of total revenues, excluding equity gains (losses).

                               1996             1995              1994

        Cross Creek             53%              53%               49%
        Weatherly Walk          23               23                22
        Woodgate Manor          12               11                13
        Tivoli Lakes             -                -                 5


         Tivoli Lakes Apartments was sold on January 31, 1994 and the related Mortgage was paid in full.

         At December 31, 1996 and 1995, the estimated fair value of the Partnership's portfolio of mortgage loans, equity loans and the Cross Creek Loan (see Note 4) was approximately $32,639,000 and $32,814,000, respectively. The estimated fair values for the years ended December 31, 1996 and 1995 were based on internal valuations, of the three properties collateralizing these loans and independently appraised values, as of October 1, 1995, respectively. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 4 - Related Parties

         The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were:

                                                         Year ended December 31,
                                             ---------------------------------------------
                                                  1996           1995              1994
                                                  ----           ----              ----
PBP and affiliates                           $   36,045       $   63,422        $   79,645
Related General Partners and affiliates          41,931           13,000            12,375
                                               --------          -------           -------
                                             $   77,976       $   76,422        $   92,020
                                               ========          =======           =======

         The present owner of the Cross Creek property ("Walsh/Cross Creek L.P.") acquired title to the property upon the default of the original developer. Significant interests in Walsh/Cross Creek L.P. are held by affiliates of the Related General Partner. The Partnership made a loan of $3,060,000 to Walsh/Cross Creek L.P. (the "Cross Creek Loan") to pay for costs incurred to complete construction and to fund operating deficits. The Cross Creek Loan bears interest at the prime rate plus 1% and is due on January 1, 2030 or on the occurrence of other events as more fully described in the loan agreement. The amount loaned to Walsh/Cross Creek L.P. is classified as a loan reveivable from affiliate and is anticipated to be repaid from cash flows from the property. Stephen M. Ross holds a majority interest in the Related General Partner and has guaranteed to the Partnership, subject to certain conditions contained in the Guarantee Agreement and Amendment to the Guarantee as follows:
(i) the performance of all obligations for the payment of interest on the Cross Creek Loan when due in accordance with documentation evidencing the Cross Creek Loan; (ii) the payment of principal on the Cross Creek Loan on or before December 31, 2000; (iii) the repayment on or before December 31, 2000 of the $1,783,900 equity loan (currently recorded at zero) previously made to the original developer of Cross Creek; and (iv) the payment when due of interest and principal at an interest of 8.95% of the $17,494,100 first mortgage loan previously made to the original developer.

         In accordance with the Guarantee Agreement and Amendment to the Guarantee and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $255,000 for the year ended December 31, 1996 and $3,182,732, cumulatively), then to additional interest, default rate and guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

         The Partnership maintained an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments in 1995 in accordance with the guidelines established by the Partnership Agreement.

         Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 6,655 BUC$ at December 31, 1996.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 5 - Income Taxes

         The following is a reconciliation of net income for financial reporting purposes with net income for tax reporting purposes for the years ended December 31, 1996, 1995, and 1994, respectively.

                                         1996         1995          1994
                                      ----------   ----------   -----------
Net income per financial statements   $2,650,938   $2,587,848   $ 4,031,885
Elimination of equity (gain) loss          6,162       66,265    (1,256,027)
Other                                          0       35,509       (35,509)
                                      ----------   ----------   -----------

Tax basis net income                  $2,657,100   $2,689,622   $ 2,740,349
                                      ==========   ==========   ===========

         The differences between the tax and book bases of partners' capital are primarily attributable to the cumulative effect of the book to tax income adjustments and the recording of the fourth quarter distribution.

         Effective October 1, 1995, the Related General Partner has assumed from PBP, the responsibilities and duties of the Tax Matters Partner as defined in the Partnership Agreement.


NOTE 6 - Contingencies

         On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants.

         By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

         On August 9, 1995, PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The Court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The Court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 - Contingencies (continued)

        On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and three other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

        The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

        Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P., Summit Insured Equity L.P. II and Summit Preferred Equity L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

        In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

        Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

        There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

NOTE 7 - Subsequent Event

        In February 1997, distributions of approximately $627,000 and $13,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners. The Related General Partner assumed the responsibilities of the Tax Matters Partner as of October 1, 1995.

         The Registrant, the General Partners and their directors and executive officers, and any BUC$holder holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. The Registrant is not aware of any BUC$ holders who own more than ten percent of the BUC$. Such executive officers, directors are required by Securities and Exchange Commission regulators to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied by the officers and directors of the General Partners on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.


Prudential-Bache Properties, Inc.

         The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

          Name                           Position
          ----                           --------
          Thomas F. Lynch, III           President, Chief Executive Officer, Chairman of the
                                         Board of Directors and Director

          Barbara J. Brooks              Vice President - Finance

          Eugene D. Burak                Vice President

          Chester A. Piskorowski         Senior Vice President

          Frank W. Giordano              Director

          Nathalie P. Maio               Director


         THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

         BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

         EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

         CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

         FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

         NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently she also serves in various capacities for other affiliated companies.

         There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.


Related Federal Insured L.P.

         The Related General Partner consists of RFI Associates Inc. ("RFI"), a Delaware corporation, as its sole general partner and Related FIDC Associates, a New York general partnership, as its limited partner.

         The directors and executive officers of RFI are as follows:


          Name                                   Position
          ----                                   --------

          J. Michael Fried                       President and Director

          Stuart J. Boesky                       Vice President

          Alan P. Hirmes                         Vice President

          Richard A. Palermo                     Treasurer

          Stephen M. Ross                        Director

          Lynn A. McMahon                        Secretary

         J. MICHAEL FRIED, 52, is President and a Director of the general partner of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

         STUART J. BOESKY, 40, is Vice President of the general partner of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook and Strook and Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

         ALAN P. HIRMES, 42, is a Vice President of the general partner of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

         RICHARD A. PALERMO, 36, is Treasurer of the general partner of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc., from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

         STEPHEN M. ROSS, 56, is a Director of the general partner of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

         LYNN A. McMAHON, 41, is Secretary of the general partner of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

         There are no family relationships between the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Item 11. Executive Compensation.

         The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain officers and directors of the General Partners receive compensation from affiliates of the General Partners, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partners believe that any compensation attributable to services performed for the Registrant is immaterial. See Item 13. Certain Relationships and Related Transactions for information regarding compensation to the General Partners.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Other than directors and officers of the general partner of the Related General Partner who as a group directly own a 99.97% interest in the voting securities of the Assignor Limited Partner and the general partner of The Related General Partner, as of March 3, 1997, no director or officer of either General Partners owns directly or beneficially any interest in the voting securities of PBP or the Related General Partner.

         As of March 3, 1997, no director or officer of either of the General Partners owns directly or beneficially any of the BUC$ issued by the Registrant.

         As of March 3, 1997, no BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.


Item 13. Certain Relationships and Related Transactions.

         The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. Stephen M. Ross, who holds a majority interest in the Related General Partner, has made certain guarantees to the Registrant which are discussed in Note 4 to the financial statements in Item
8. Except as noted, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

         Reference is made to Notes 1 and 4 to the financial statements in Item 8, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 1.        Financial Statements

              Independent Auditors' Report                                                           12

              Statements of Financial Condition as of December 31, 1996 and 1995                     13

              Statements of Income for the years ended December 31, 1996, 1995
              and 1994                                                                               14

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                 15

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994          16

              Notes to Financial Statements                                                          17

(a) 2.        Financial Statement Schedules

              Schedule IV-Mortgage Loans on Real Estate at December 31, 1996                         33

              All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.

              Separate Financial Statements for FAI, Ltd., Weatherly Walk
              Apartments and Walsh/Cross Creek Limited Partnership (a majority
              owned subsidiary of Cross Creek of Columbia, Inc.)                                     34

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (continued)


                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------

(a) 3.        Exhibits

3(a) and 4(a) Agreement of Limited Partnership, as amended
              (incorporated by reference to Exhibits 3(a) and 4(a) to the Prospectus of the Registrant dated December 11, 1987 filed pursuant to Rule 424(b) under the Securities Act of 1933, File No.
              33-17059)

3(b) and 4(b) Certificate of Limited Partnership, as amended (incorporated by reference to
              Exhibits 3(a) and 4(a) to the Registration Statement on Form S-11 (No. 33-17059)
              dated November 17, 1987 and to Amendment No. 2 to such Registration Statement dated December 2, 1987)

3(c)          Amendment No. 1 to the Partnership Agreement, dated February 10, 1988
              (incorporated by reference to Exhibit 3(c) in Registrant's Annual Report on Form
              10-K for the period ended December 31, 1987)

3(d)          Amendment No. 2 to the Partnership Agreement , dated October 1, 1995 (incorporated by reference to Exhibit 3(d) in Registrant's Annual Report on Form 10-K for the
              period ended December 31, 1995)

10(a)         Mortgage Note, dated June 10, 1988, with respect to Cross Creek
              Apartments in Charlotte, North Carolina, in the principal amount of $17,494,100 (incorporated by reference to Exhibit 10(b) in Registrant's Current Report on Form 8-K dated June 15, 1988)

10(b)         Equity Loan Note, dated June 10, 1988, with respect to Cross Creek
              Apartments in Charlotte, North Carolina, in the principal amount of $1,783,900 (incorporated by reference to Exhibit 10(c) in Registrant's Current Report on Form 8-K dated June 15, 1988)

10(c)         Subordinated Loan Note, dated June 10, 1988, with respect to Cross
              Creek Apartments in Charlotte, North Carolina (incorporated by reference to Exhibit 10(d) in Registrant's Current Report on Form
              8-K dated June 15, 1988)

10(d)         Mortgage Note, dated August 18, 1988, with respect to Weatherly
              Walk Apartments in Fayetteville, Georgia, in the principal amount of $7,772,500 (incorporated by reference to Exhibit 10(e) in Registrant's Current Report on Form 8-K dated August 19, 1988)

10(e)         Equity Loan Note, dated August 18, 1988, with respect to Weatherly
              Walk Apartments in Fayetteville, Georgia, in the principal amount of $895,200 (incorporated by reference to Exhibit 10(f) in Registrant's Current Report on Form 8-K dated August 19, 1988)

10(f)         Subordinated Loan Note, dated August 18, 1988, with respect to
              Weatherly Walk Apartments in Fayetteville, Georgia (incorporated by reference to Exhibit 10(g) in Registrant's Current Report on Form 8-K dated August 19, 1988)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (continued)



(a)3. Exhibits (continued)
                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
10(g)         Mortgage Note, dated December 12, 1988, with respect to Woodgate
              Manor in Gainesville, Florida, in the principal amount of
              $3,110,300 (incorporated by reference to Exhibit 10(h) in
              Registrant's Current Report on Form 8-K dated December 12, 1988)

10(h)         Equity Loan Note, dated December 12, 1988, with respect to
              Woodgate Manor in Gainesville, Florida, in the principal amount of $339,700 (incorporated by reference to Exhibit 10(i) in Registrant's Current Report on Form 8-K dated December 12, 1988)

10(i) Subordinated Promissory Note, dated December 12, 1988, with respect to Woodgate Manor in Gainesville, Florida (incorporated by reference to Exhibit 10(j) in Registrant's Current Report on Form
              8-K dated December 12, 1988)

10(j)         Loan Agreement with Walsh/Cross Creek Limited Partnership and Cross Creek of
              Columbia, Inc. dated August 15, 1990 (incorporated by reference to Exhibit 10(o)
              in Registrant's Annual Report on Form 10-K for the period ended December 31, 1990)

10(k)         Guarantee of Cross Creek Apartments by Stephen M. Ross (incorporated by reference to Exhibit 10(p) in Registrant's Annual Report on Form 10-K for the period ended
              December 31, 1991)

10(l)         Guarantee Agreement, dated November 13, 1992, by and between the
              Registrant and Stephen M. Ross (incorporated by reference to
              Exhibit 10(q) in the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993)

10(m) Amendment to the Guarantee Agreement, dated October 20, 1993, by and between the Registrant and Stephen M. Ross (incorporated by reference to Exhibit 10(r) in the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993)

27            Financial Data Schedule (filed herewith)                                           83

(b)           Reports on Form 8-K

              Current report on Form 8-K dated December 31, 1996 was filed on January 10, 1997 relating to a preliminary approval order with respect to the settlement of class action litigation.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EAGLE INSURED L.P.


                               By:  Related Federal Insured L.P.
                                    A Delaware corporation, General Partner

                                     By: RFI Associates, Inc.
                                         A Delaware corporation, general partner

Date:  March 27, 1997

                                     By: /s/ J. Michael Fried
                                         ------------------------
                                         J. Michael Fried
                                         President and Director


                                     By: Prudential-Bache Properties, Inc.
                                         A Delaware corporation, General Partner

Date:  March 27, 1997

                                     By:  /s/ Thomas F. Lynch, III
                                         -------------------------
                                         Thomas F. Lynch, III
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated:

Signature                                    Title                                              Date
---------                                    -----                                              ----
                                           President and Director of RFI Associates, Inc.,
/s/ J. Michael Fried                       general partner of Related Federal Insured, L.P.
------------------------------             (principal executive officer)                         March 27, 1997
J. Michael Fried


                                           Vice President of RFI Associates, Inc.,
/s/ Alan P. Hirmes                         general partner of Related Federal Insured, L.P.
------------------------------             (principal financial officer)                         March 27, 1997
Alan P. Hirmes



                                           Treasurer of RFI Associates, Inc.,
/s/ Richard A. Palermo                     general partner of Related Federal Insured, L.P.
------------------------------             (principal accounting officer)                        March 27, 1997
Richard A. Palermo



/s/ Stephen M. Ross                        Director of RFI Associates, Inc.,
------------------------------             general partner of Related Federal Insured, L.P.      March 27, 1997
Stephen M. Ross




                                           President, Chief Executive Officer and
/s/ Thomas F. Lynch, III                   Chairman of the Board of Directors
------------------------------             of Prudential-Bache Properties, Inc.                  March 27, 1997
Thomas F. Lynch, III



/s/ Barbara J. Brooks                      Vice President and Chief Financial Officer
------------------------------             of Prudential-Bache Properties, Inc.                  March 27, 1997
Barbara J. Brooks



/s/ Eugene D. Burak                        Vice President
------------------------------             of Prudential-Bache Properties, Inc.                  March 27, 1997
Eugene D. Burak



/s/ Frank W. Giordano
------------------------------
Frank W. Giordano                          Director of Prudential-Bache Properties, Inc.         March 27, 1997



/s/ Nathalie P. Maio
------------------------------
Nathalie P. Maio                           Director of Prudential-Bache Properties, Inc.         March 27, 1997

                               EAGLE INSURED L.P.
                   Schedule IV - Mortgage Loans on Real Estate
                                December 31, 1996

                                                                Periodic                             Carrying
                                                   Final        Payment               Face Amount    Amount
                          Interest    Closing      Maturity      Terms       Prior    of Mortgage    of Mortgage
Description (1)           Rate (2)      Date       Date (3)      (4)(5)      Liens        Loans      Loans(6)(7)(8)
---------------           --------      ----       --------      ------      -----        -----      --------------
First Mortgage Loans:

   Cross Creek
     Apartments (9)        8.95%       6/10/88       1/1/30       Monthly     None        $17,494,100  $17,106,744
   Weatherly Walk
     Apartments            8.95%       8/18/88      11/1/29       Monthly     None          7,772,500    7,553,454
   Woodgate Manor (9)      8.95%      12/12/88       1/1/24       Monthly     None          3,110,300    2,963,056
                                                                                          -----------  -----------
                                                                                          $28,376,900  $27,623,254
                                                                                          ===========  ===========

(1)  All properties are multifamily residential apartment complexes.

(2) Includes a servicing fee of 0.07% paid by the developer to Related Mortgage Corporation (an affiliate of the Related General Partner).

(3) The Registrant may call for prepayment of the total loan at any time after the tenth anniversary of the date the mortgage loan was funded.

(4) Monthly payments include principal and interest and are made at a level amount over the life of the mortgage loan until maturity. See discussion regarding additional interest in Item 1, "Business-Structure of mortgage loans and equity loans."

(5) For a period of five years from the loan closing date, the owners of the properties did not have the right to prepay the mortgage loans without the consent of the General Partners. Beginning in the sixth year and thereafter, any prepayment during one calendar year in an amount in excess of 15% of the original principal amount of the mortgage loan will be subject to a prepayment penalty. The prepayment penalty is 5% in the sixth year and decreases 1% per year thereafter.

(6)  Carrying amount of mortgage loans for the years ended December 31:

                                     1996           1995           1994
                                     ----           ----           ----
Beginning Balance                $ 27,764,817    $ 27,892,516    $ 41,524,722
Collections of principal             (141,563)       (127,699)       (118,595)
Repayment of Tivoli Lakes (10)              0               0     (13,513,611)
                                 ------------    -------------   --------------
Ending Balance                   $ 27,623,254    $ 27,764,817    $ 27,892,516
                                 ============    =============   ==============

(7) The aggregate cost of the mortgage loans for Federal income tax purposes for the tax year ended December 31, 1996 is $27,623,254.

(8)  All mortgage loans are current with respect to principal and interest.

(9) The General Partnership interest of the project is held by an affiliate of the Related General Partner.

(10) Tivoli Lakes Apartments was sold on January 31, 1994 and the related Mortgage loan was paid in full. See Note 3 to the financial statements in the Registrant's Annual Report in Item 8.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                           HUD PROJECT NO.: 061-36634

                                DECEMBER 31, 1996

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634
                                TABLE OF CONTENTS

                                                                           PAGE

 MORTGAGOR'S CERTIFICATION                                                    4
 MANAGING AGENT'S Certification                                               5
 INDEPENDENT AUDITOR'S REPORT                                                 6

FINANCIAL STATEMENTS

 BALANCE SHEET                                                                8
 STATEMENT OF PROFIT AND LOSS                                                10
 STATEMENT OF PARTNERS' DEFICIT                                              12
 STATEMENT OF CASH FLOWS                                                     13
 NOTES TO FINANCIAL STATEMENTS                                               15

SUPPLEMENTAL INFORMATION

 ACCOUNTS AND NOTES RECEIVABLE                                               20
 DELINQUENT TENANT ACCOUNTS RECEIVABLE                                       20
 MORTGAGE ESCROW DEPOSITS                                                    20
 TENANT SECURITY DEPOSITS                                                    20
 RESERVE FOR REPLACEMENTS                                                    21
 ACCOUNTS PAYABLE                                                            21
 ACCRUED TAXES                                                               22
 LOANS AND NOTES PAYABLE                                                     22

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                          TABLE OF CONTENTS (continued)

                                                                           Page

 COMPENSATION OF PARTNERS                                                    22

 UNAUTHORIZED DISTRIBUTIONS OF
  PROJECT INCOME TO PARTNERS                                                 22
 IDENTITY OF INTEREST COMPANIES AND ACTIVITIES                               23
 NON-REVENUE PRODUCING UNITS                                                 23
 COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
  RESIDUAL RECEIPTS                                                          24
 SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS                                 25
 CHANGES IN FIXED ASSET ACCOUNTS                                             26

INDEPENDENT AUDITOR'S REPORT ON INTERNAL CONTROL
 STRUCTURE                                                                   27

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE
 WITH SPECIFIC REQUIREMENTS APPLICABLE TO
 MAJOR HUD PROGRAMS                                                          29

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH
 SPECIFIC REQUIREMENTS APPLICABLE TO AFFIRMATIVE
 FAIR HOUSING                                                                31

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH
 LAWS AND REGULATIONS APPLICABLE TO THE FINANCIAL
 STATEMENTS                                                                  32

AUDITOR'S COMMENTS ON AUDIT RESOLUTION MATTERS
 RELATED TO THE HUD PROGRAMS                                                 33

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                December 31, 1996

                            MORTGAGOR'S CERTIFICATION

We hereby certify that  we  have examine  the  accompanying financial statements and  supplemental data  of  FAI,  Ltd.,  and, to  the  best of our knowledge and belief, the same is complete and accurate.


                                             GENERAL PARTNER

                                             FAI, Ltd.
                                             Nalco, Inc.
                                             A Georgia Corporation
                                             Corporate General Partner

                                             /s/ Elliot A. Lewis         2-5-97
                                             -----------------------------------
                                             Signature                     Date

                                             Partnership Employer
                                              Identification Number: 58- 1805795

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                December 31, 1996

                         MANAGING AGENT'S CERTIFICATION

         We hereby  certify  that we have  examined the  accompanying  financial statements and supplemental data of FAI, Ltd., and, to the best of our knowledge and belief, the same is complete and accurate.


                                             MANAGING AGENT

                                             DOMINION MANAGEMENT, INC.
                                              3190 NE Expressway, Suite 410
                                              Atlanta, Georgia 30341


                                             /s/ Elliot A. Lewis        2-25-97
                                             -----------------------------------
                                             Elliott A. Lewis              Date
                                             Owner

Laura Clark
Property Manager

                                             Managing Agent Employer
                                              Identification Number: 58-1803075

[LETTERHEAD of Timothy F. Kercheval]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
FAI, Ltd.

         I have audited the accompanying balance sheet of FAI, Ltd., Weatherly Walk Apartments as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects the financial position of FAI, Ltd., Weatherly Walk Apartments, as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F. The financial statements to not include any adjustments that might result from the outcome of this uncertainty.

         My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HIJD Programs," I have also issued reports dated February 19, 1997 on my consideration of FAI, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD Programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

 Atlanta, Georgia
 February 19,1997


                                                 /S/Timothy F. Kercheval, C.P.A.

 Audit Principal:          Timothy F. Kercheval
                           Certified Public Accountant

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                  BALANCE SHEET

                                December 31, 1996

                                     ASSETS

CURRENT ASSETS

 1110  Petty cash                                                       $    200
 1120  Cash and cash equivalents                                          28,833
 1240  Prepaid property insurance                                         11,126
 1250  Prepaid mortgage insurance                                         51,807
 1290  Miscellaneous prepaid expenses                                        676
                                                                        --------
       Total current assets                                               92,642

 DEPOSITS HELD IN TRUST - FUNDED
 1191 Tenant security deposits                                            43,680


 RESTRICTED DEPOSITS AND FUNDED RESERVES
 1310 Mortgage escrow deposits                           $  23,174
 1320 Reserve for replacements                              44,093        67,267
                                                           -------

RENTAL PROPERTY

 1410  Land                                                810,000
 1420  Buildings and improvements                        6,985,217
 1460  Furnishings                                         362,839
                                                         ---------
                                                         8,158,056
       Less accumulated depreciation                     1,590,276     6,567,780
                                                         ---------

OTHER ASSETS

1902 Organizational costs, less accumulated
      amortization of $37,586                                            173,228
                                                                         -------
                                                                     $ 6,944,597
                                                                     ===========

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                            BALANCE SHEET- CONTINUED

                                December 31,1996

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES

 2110   Accounts payable                                              $   13,914
 2111   Accounts payable - other                                           5,264
 2120   Accrued wages payable                                              1,732
 2130   Accrued interest payable - mortgage                               56,336
 2191   Miscellaneous current liabilities                                  6,343
 2210   Rent deferred credits                                              2,269
 2230   Payable to other projects                                        101,271
 2320   Mortgage payable - current maturities                             39,525
                                                                         -------
        Total current liabilities                                        226,654

 DEPOSITS LlABILITY
 2191 Tenant security deposits (contra)                                   41,445

LONG-TERM LIABILITIES

 2320   Mortgage payable, net of current maturities         7,513,929
 2321   Second mortgage payable, net of current maturities    895,200  8,409,129
                                                            ---------
 3130   PARTNERS' DEFICIT                                            (1,732,631)
                                                                     -----------

                                                                     $ 6,944,597
                                                                     ===========

                                      - 9 -    See notes to financial statements

                                     US. Department a/ Housing
 Statement of                        and Urban Development
 Profit and Loss                     Office of Housing
                                     Federal Housing Commissioner

                                                                                OMB Approval No. 2502-00520(exp. 1/31/95)
------------------------------------------------------------------------------------------------------------------------------------
Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions,  searching existing data source, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including  suggestions for reducing this burden, to the Report Management Officer,  Officer of Information Policies and System, U.S.
Department of Housing and Urban  Development,  Washington,  D.C.  20410-3600,  and to the Officer of Management and Budget Paperwork
Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.
------------------------------------------------------------------------------------------------------------------------------------
For Month/Period            Project Number                                      Project Name:
Beginning:   Ending:                  HUD Project No.: 061-16634                            FAI, Ltd.

  1/1/96     12/31/96
------------------------------------------------------------------------------------------------------------------------------------
Part I                      Description of Account                   Account No.          Amount*
------------------------------------------------------------------------------------------------------------------------------------
                            Apartments or Member Carrying Charges (Coops)   5120      $            1,567,875
                            Tenant Assistance Payments                      5121      $
 Rental                     Furniture and Equipment                         5130      $
 Income                     Stores and Commercial                           5140      $
 5100                       Garage and Parking Spaces                       5170      $
                            Flexible Subsidy Income                         5180      $
                            Miscellaneous (Specify)                         5190      $

                            Total Rent Revenue Potential at 100% Occupancy                                         $      1,567,875

                            Apartments                                      5220      $            (103,276)
 Vacancies                  Furniture and Equipment                         5230      $
 5200                       Stores and Commercial                           5240      $
                            Garage and Parking Spaces                       5270      $
                            Miscellaneous (Specify)                         5190      $

                            Total Vacancies                                                                        $      (103,276)
                            Net Rental Revenue  Rent Revenue Less Vacancies                                        $      1,464,599
                            Elderly and Congregate Services Income-5300
                            Total Service Income (Schedule Attached)        5300                                   $

                            Interest Income-Project Operations              5410      $
 Financial                  Income from Investments-Residual Receipts       5430      $
 Revenue                    Income from Investments-Reserve for Replacement 5440      $
 5400                       Income from Investments-Miscellaneous           5490      $               1,939
                                                                     1939
                            Total Financial Revenue                                                                $          1,939


                            Laundry and Vending                             5910      $       3,910
 Financial                  NSF and Late Charges                            5920      $       3,977
 Revenue                    Damages and Cleaning Fees                       5940      $          50
 5400                       Forfeited Tenant Security Deposits              5490      $      14,828
                            Other Revenue (Specify)                         5990      $      42,614
                                                                    52614

                            Total Other Revenue                                                                    $         65,379
                            Total Other Revenue                                                                    $      1,531,917


                            Advertising                                     6210      $      32,264
 Administrative             Other Renting Expenses                          6250      $       7,398
 Expenses                   Office Salaries                                 6310      $      16,279
 6200/6300                  Office Supplies                                 6311      $       4,491
                            Office or Model Apartment Rent                  6312      $
                            Management Fee                                  6230      $      76,187
                            Management or Superintendent Salaries           6330      $      81,914
                            Manager or Superintendent Rent Free Unit        6331      $
                            Legal Expenses (Project)                        6340      $         255
                            Auditing Expenses (Project)                     6350
                            Bookkeeping Fees/Accounting Services            6351      $       4,656
                            Telephone and Answering Services                6360      $       9,108
                            Bad Debts                                       6370      $         805
                            Miscellaneous Administrative Expenses (Specify) 6390      $      37,985
                                                                  37985

                            Total Administrative Expenses                                                        $          271,342


                            Fuel Oil/Coal                                   6420      $
 Utilities                  Electricity                                     6450      $      23,797
 Expenses                   Water                                           6451      $       7,972
 6400                       Gas                                             6452      $       4,225
                            Sewer                                           6452      $

                            Total Utilities Expense                                                              $           35,994

* All amounts must be rounded to the nearest dollar. $.50                                                   form HUD-92410 (7/91)
  and over, round up-$.49 and below round down.                                                              ref Handbook 4370.2









                            Janitor and Cleaning Payroll                    6510      $
                            Janitor and Cleaning Supplies                   6515      $         521
                            Janitor and Cleaning Contract                   6517      $
                            Exterminating Payroll/Contract                  6519      $
                            Exterminating Supplies                          6520      $       2,934
                            Garbage and Trash Removall                      6525      $       7,038
                            Security Payroll/Contract                       6530      $
                            Grounds Payroll                                 6535      $      29,094
                            Ground Supplies                                 6536      $
Operating and               Grounds Contract                                6537      $
 Maintenance                Repairs Payroll                                 6540      $
  Expenses                  Repairs Material                                6541      $     136,020
   6500                     Repairs Contract                                6542      $          24
                            Elevator Maintenance/Contract                   6545      $
                            Heating/Cooling Repairs and Maintenance         6546      $       4,461
                            Swimming Pool Maintenance/Contract              6547      $       7,406
                            Snow Removal                                    6548      $
                            Decorating Payroll/Contract                     6560      $         893
                            Decorating Supplies                             6561      $      35,944
                            Other                                           6570      $       9,406
                            Miscellaneous Administrative Expenses           6590      $      16,025
                                                                  16025

                            Total Operating and Maintenance Expenses                                           $  249,766


                            Real Estate Taxes                               6710      $      99,845
                            Payroll Taxes (FICA)                            6711      $
 Financial                  Miscellaneous Taxes, Licenses and Permits       6719      $      11,010
 Expenses                   Property and Liability Insurance (Hazard)       6720      $      11,126
   6700                     Fidelity Bond Insurance                         6721      $
                            Workmen's Compensation                          6722      $
                            Health Insurance & Other Employee Benefits      6723      $      25,101
                            Other Insurance (Specify)                       6729

                            Total Taxes and Insurance                                                          $  147,082


                            Interest on Bonds Payable                       6810      $
                            Interest on Mortgage Payable                    6820      $     677,541
 Financial                  Interest on Notes Payable (Long-Term)           6830      $
 Expenses                   Interest on Notes Payable (Short-Term)          6840      $
   6800                     Mortgage Insurance Premium/Service Charge       6850      $      56,776
                            Miscellaneous Administrative Expenses           6890      $


                            Total Financial Expenses                                                           $  734,317


 Elderly &                  Total Service Expenses-Schedule Attached        6900
 Congregate                 Total Cost of Operations Before Depreciation              $                        $1,438,501
Service                     Profit (Loss) Before Depreciation                         $                        $   93,416
 Expenses                   Depreciation (Total)-6600 & Amortization        6600      $                        $  216,288
   6900                     Operating Profit or (Loss)                                                         $ (122,872)


                            Officer Salaries                                7110      $
 Corporate or               Legal Expenses (Entity)                         7120      $
 Mortgagor                  Taxes (Federal-State-Entity)                 7130-32      $
 Entity                     Other Expenses (Entity)                         7190      $
 Expenses                   Total Corporate Expenses                                                           $
   71000                    Net Profit or (Loss)                                                               $  (122,872)

------------------------------------------------------------------------------------------------------------------------------------
Warning:  HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties (18 U.S.C. 1001,
1010, 1012; 31 U.S.C. 3729, 3802)  Miscellaneous or other Income and Expenses  Sub-account  Groups. If miscellaneous or other Income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
------------------------------------------------------------------------------------------------------------------------------------
 Part 11
 1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less
    or  more than those required under the mortgage.                                                         $              56,800

 2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even
    if payments may be temporarily suspended or waived.                                                      $              25,553

 3. Replacement or Painting Reserve releases which are included as expense items on the Profit and Loss
    statement.                                                                                               $                NONE

 4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense
    items on this Profit and Loss statement.                                                                 $                 N/A


                                                                Form HUD-92410

                                  Page 2 of 2

                                       See notes to financial statements

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                         STATEMENT OF PARTNERS' DEFICIT

                          Year ended December 31, 1996

Partners' deficit, beginning                                       $ (1,609,759)

Net loss                                                               (122 872)
                                                                       ---------

Partners' deficit, end                                             $ (1,732,631)

                                     - 12 -    See notes to financial statements

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1996

 Cash flows from operating activities
   Rental income received                                        $    1,465,862
   Interest received                                                      1,939
   Other income received                                                 65,379
   Administrative expenses paid                                        (100,140)
   Management fees paid                                                 (76,088)
   Utilities paid                                                       (35,994)
   Salaries and wages paid                                             (129,756)
   Operating and maintenance paid                                      (230,089)
   Real estate taxes paid                                              (201,923)
   Property insurance paid                                              (22,252)
   Other taxes and insurance paid                                       (36,787)
   Interest paid on mortgage                                           (677,811)
   Mortgage insurance premium paid                                      (56,520)
   Decrease in mortgage escrow deposits                                  95,462
   Net tenant security deposits paid                                       (442)
                                                                       ---------
     Net cash provided by operating activities                            60,840
                                                                       ---------
 Cash flows from investing activities
   Deposits to reserve for replacements                                 (27,472)
   Withdrawals from reserve for replacements                             59,463
                                                                       ---------
     Net cash provided by investing activities                           31,991
                                                                       ---------
 Cash flows from financing activities
   Mortgage principal payments                                          (36,153)
                                                                        --------
     Net cash used in financing activities                              (36,153)
                                                                       ---------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                            56,678

Cash and cash equivalents, beginning                                    (27,645)
                                                                       ---------
Cash and cash equivalents, ending                                $       29,033
                                                                       =========



                                      -13-                           (continued)

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                       STATEMENT OF CASH FLOWS - CONTINUED

                          Year ended December 31, 1996

Reconciliation of net loss to net cash provided by operating activities
 Net loss                                                            $ (122,872)
 Adjustments to reconcile net loss to net cash
 provided by operating activities
     Depreciation                                                       210,968
     Amortization                                                         5,320
     Changes in asset and liability accounts
     (Increase) decrease in assets
       Prepaid expenses                                                 (11,546)
       Tenant security deposits - net                                      (442)
       Mortgage escrow deposits                                          95,462
      Increase (decrease) in liabilities
        Accounts payable                                                (10,310)
        Accounts payable - other                                         (3,983)
        Accrued wages payable                                            (1,576)
        Accrued interest payable                                           (270)
        Accrued real estate taxes                                      (102,078)
        Management fees payable                                              99
        Rent deferred credits                                             2,068
                                                                        --------
          Net cash provided by operating activities                    $ 60,840
                                                                        ========
                                     - 14 -    See notes to financial statements

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     The partnership was organized as a limited partnership under the laws of the State of Georgia during July of 1988 for the purpose of constructing and operating a rental housing project under Section 8 of the National Housing Act. The project consists of 194 units located in Fayetteville, Georgia, and is currently operating under the name of Weatherly Walk Apartments. The project is regulated by the United States Department of Housing and Urban Development ("HUD") as to rent charges and operating methods. The project is managed by a related party under an agreement approved by HUD which provides for a management fee of 5% of monthly rental collections.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates.

     Rental Property

     Rental property is canted at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method as follows:

          Buildings and improvements    7 - 40 years
          Furnishings                  10 - 12 years

     Amortization

     Permanent loan costs consist of fees for obtaining the HUD-insured mortgage loan and are being amortized over the forty-year life of the mortgage loan using the straight-line method.

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

     Income Taxes

     Profit or loss of the partnership is allocated 1% to the general partner(s) and 99% to the limited partners. No income tax provision has been included in the financial statements since profit or loss of the partnership is required to be reported by the respective partners on their income tax returns.

     Rental Income

     Rental income is recognized from apartment rentals as they accrue. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are operating leases.

NOTE B - MORTGAGE PAYABLE

     The mortgage payable, in the original amount of $7,751,900 is insured by the Department of Housing and Urban Development and collateralized by a deed of trust on the rental property. The note is payable to Related
     Mortgage Company, and bears interest at the rate of 8.95% per annum. Principal and interest are payable by the partnership in monthly installments of $59,497 for a term of 480 months ending November of 2029.

     Under agreements with the mortgage lender and HUD, the partnership is required to make monthly escrow deposits for property taxes and insurance, mortgage insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

     The liability of the partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                December 31, 1996

NOTE B - MORTGAGE PAYABLE (Continued)

     Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

        December 31, 1997                                              $ 39,525
                    1998                                                 43,211
                    1999                                                 47,241
                    2000                                                 51,647
                    2001                                                 56,464
     2002 and thereafter                                              7,315,366
                                                                      ----------
                                                                    $ 7,553,454
                                                                      ==========

     Management believes it is not practicable to estimate the fair value of the mortgage payable because programs with similar characteristics are not currently available to the partnership.

NOTE C - RELATED PARTY TRANSACTIONS

     The project is managed by Dominion Capital, Inc. Stockholders of Dominion Capital, Inc. are the general partners of the partnership. The management contract and the management fees of 5 percent of gross collections are approved by HUD. Total management fees of $76,187 were incurred in 1996. The managing agent also received a fee for monthly accounting, record keeping and data processing of $2 per apartment unit per month. The total such fee incurred in 1996 is $4,656.

     Related Party Transactions

     The partnership owed $78,888 to HRA, Ltd., $2,200 to Dominion Holdings, Inc., $5,400 to BRA, Ltd., $2,000 to Dominion Capital, Inc., and $12,783 to Arc Way, Ltd. at year end. The aforementioned partnerships and corporations share common owners.

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                December 31, 1996

NOTE D - OTHER REVENUE (ACCOUNT NO. 5990)

 Utility Income                                                           $ 752
 Pet fees                                                                 3,875
 Lease cancellation fees                                                 15,609
 Refund of fees                                                            (319)
 Application fee                                                          8,820
 Bad debt income                                                 .        2,337
 M-T-M surcharge                                                         11,540
                                                                        --------
                                                                       $ 42,614
                                                                        ========

NOTE E - GOING CONCERN

     The Company has experienced recurring operation losses, working capital deficiencies, and negative cash flows which raises significant doubt about its ability to continue as a going concern. Management plans to obtain additional capital as needed and to reduce or delay expenditures.
     Significant doubt, however, remains about the partnership's ability to continue as a going concern for a reasonable period of time.

                            SUPPLEMENTAL INFORMATION
                        SUPPORTING DATA REQUIRED BY HUD

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634
                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1996

ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS)

                                      NONE

 DELINQUENT TENANT ACCOUNTS RECEIVABLE
                                      NONE

 MORTGAGE ESCROW DEPOSITS
     Estimated amounts required as of December 31, 1996,
      for future payment of:
          City, state and county taxes                                 $  8,308
          Mortgage insurance                                              9,420
                                                                        --------
      Total estimated requirements                                       17,728
                                                                        --------
      Total confirmed by mortgagee                                     $ 23,174
                                                                       ========
      Estimated requirements in excess of amount on deposit            $  5,446
                                                                       ========

TENANT SECURITY DEPOSITS

     Tenant security deposits are held in a separate bank account in the name of the project.

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                      SUPPLEMENTAL INFORMATION (Continued)

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1996

RESERVE FOR REPLACEMENTS

     In accordance with the provisions of the regulatory agreement, restricted cash is held by Related Mortgage Company to be used for replacement of property with the approval of HUD as follows:

          Balance at December 31, 1995                                 $ 76,084
          Monthly deposits                                               25,533
          Interest earned                                                 1,939
          Withdrawals
               Expensed                                                 (59,463)
                                                                       ---------
     Balance at December 31, 1996 confirmed by mortgagee               $ 44,093
                                                                       =========
ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)

     Details of payables due in more than 60 days:

                                   Date                     Original     Amount
Creditor            Purpose      incurred      Terms         amount       due
--------            -------      --------      -----       ----------   --------
Dominion Capital,   Management     12/96       Surplus       $6,343     $6,343
Inc.                   Fee                     cash as
                                               defined

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                      SUPPLEMENTAL INFORMATION (Continued)

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1996

ACCRUED TAXES

                                      NONE

LOANS AND NOTES PAYABLE (OTHER THAN THE INSURED MORTGAGE)

               Interest                Date                 Original   Balance
Creditor       rate       Collateral  incurred    Terms       amount     due
--------       --------   ----------  --------    -----     --------   ---------
Eagle          Non-       Partners'   06/18/88  Undefined  $ 895,200  $ 895,200
Insured,L.P.   interest   interest
               bearing

COMPENSATION OF PARTNERS

                                      NONE

UNAUTHORIZED DISTRIBUTIONS OF PROJECT INCOME TO PARTNERS

                                      NONE

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                      SUPPLEMENTAL INFORMATION (Continued)

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1996

IDENTITY OF INTEREST COMPANIES AND ACTIVITIES

                                                          Amount     Amount
 Company Name                       Type of Service       Paid       Payable
-------------                     ------------------   -----------  -----------
 Dominion Capital, Inc.           Management Company   $  76,088    $ 6,343
                                                       ===========  ===========
 Payables to related parties
 ArcWay, Ltd.                      Similar ownership                  12,783
 HRA, Ltd.                         Similar ownership                  78,888
 BRA, Ltd.                         Similar ownership                   5,400
 Dominion Holdings, Inc.           Major stockholder                   2,200
 Dominion Capital, Inc.            Major stockholder                   2,000
                                                                   ------------
                                                                   $ 101,271
                                                                   ============
NON-REVENUE PRODUCING UNITS

 Name of occupant                                        Connection with project

 Keith McQuilkin                                         Courtesy Officer

(Total rent is $630 with a rent concession of $400)

 Computation of Surplus Cash,                       U.S. Department of Housing
 Distributions and Residual                         and Urban Development
 Receipts                                           Office of Housing
                                                    Federal Housing Commissioner
-----------------------------------------------------------------------------------------------------------------------------------

 Project Name                                        Fiscal Period Ended:        Project Number
 FAI, Ltd.                                               12/31/96                    HUD Project No: 061 -36634
-----------------------------------------------------------------------------------------------------------------------------------
 Part A - Compute Surplus Cas
-----------------------------------------------------------------------------------------------------------------------------------
 Cash
------------------------------------------------------------------------------------------------------------------------------------
      1. Cash (Accounts 1110,1120,1191,1192)                                           $           72,713
      2. Tenant subsidy vouchers due for period covered by financial statement         $
      3. Other (describe)                                                              $
         (a) Total Cash (Add lines 1,2, and 3)                                                                     $         72,713
-----------------------------------------------------------------------------------------------------------------------------------
 Current Obligations
      4. Accrued mortgage interest payable                                             $           56,336
      5. Delinquent mortgage principal payments                                        $
      6. Delinquent deposits to reserve for replacements                               $
      7. Accounts payable (due within 30 days)                                         $           25,521
      8. Loans and notes payable (due within 30 days)                                  $
      9. Deficient Tax Insurance or MIP Escrow Deposits                                $
     10. Accrued expenses (not escrowed)                                               $           1,732
     1l. Prepaid Rent (Account 2210)                                                   $           2,269
     12. Tenant security deposits liability (Account 2191)                             $          41,445
     13. Other (Describe)                                                              $
         (b) Less Total Current Obligations      (Add lines 4 through 13)                                          $        127,303
         (c) Surplus Cash (Deficiency)           (Line (a) minus Line (b))                                         $        (54,590)
-----------------------------------------------------------------------------------------------------------------------------------
PART B - Compute Distributions to Owners and Required Deposit to Residual Receipts
-----------------------------------------------------------------------------------------------------------------------------------

      1.  Surplus Cash                                                                                             $           NONE
 Limited Dividend Projects

      2a  Annual Distribution Earned During Fiscal Period Covered by the Statement     $
      2b. Distribution Accrued and Unpaid as of the End of the Prior Fiscal Period     $
      2c. Distributions Paid During Fiscal Period Covered by Statement                 $
      3.  Amount to be Carried on Balance Sheet as Distribution Earned but Unpaid
          (Line 2a plus 2b minus 2c)                                                   $

      4.  Amount Available for Distribution During Next Fiscal Period                                               $          NONE
      5.  Deposit Due Residual Receipts (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)  $          NONE

                          Prepared By                                                   Reviewed By
-----------------------------------------------------------------------------------------------------------------------------------
 Loan Technician                                  Date                       Loan Servicer              Date


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               form HUD-93486 (8/95)

                                      -24-

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                      SUPPLEMENTAL INFORMATION (Continued)

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1996

 SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

     Funds held by mortgagor, operating accounts
     1. Wachovia, Operating Account,                                     28, 833
          (Account No. 17-537-029)

     Funds held by mortgagor, in trust -
     1. Wachovia, Tenant Security Deposit Trust
          (Account No. 12-403-428)                                        43,680

     Funds held by mortgagee (in trust)
     1 Chemical Bank, Tax and Insurance Escrow                            23,174
     2 Chemical Bank, Reserve for Replacement (2.9 percent)               44,093
                                                                        --------
       Total funds held by mortgagee                                   $ 139,780
                                                                        ========
     Balances confirmed by bank and by mortgagee                       $ 139,780
                                                                        ========
                                     - 25 -


                                                              FAI, Ltd.
                                                      HUD Project No.: 061-36634

                                                SUPPLEMENTAL INFORMATION - CONTINUED

                                                   SUPPORTING DATA REQUIRED BY HUD

                                                   CHANGES IN FIXED ASSET ACCOUNTS

                                                    Year ended December 31, 1996


                                              Assets                                       Accumulated Depreciation
                                     ------------------------------------------------------------------------------------------

                                     Balance                                       Balance      Balance         Current
                                     12/31/95     Additions       Deletions       12/31/96     12/31/95         Provision
                                     ---------    ---------       ---------       --------     --------         ---------

Land                           $     810,000   $           -   $         -      $     810,000   $           -  $             -

Buildings and improvement          6,985,217               -             -          6,985,217       1,147,192          174,930

Furnishings                          362,839               -             -            362,839         232,116           36,038
                               -------------   -------------   -----------      -------------   -------------  ---------------
                               $   8,158,056   $           -   $         -      $   8,158,056   $   1,379,308  $       210,968
                               =============   =============   ===========      =============   =============  ===============



                                                    Balance       Net book
                                  Deletions         12/31/96         value
                                  ---------         --------      ----------
 Land                              $           -   $           -   $     810,000

 Buildings and improvement                     -       1,322,122       5,663,095

 Furnishings                                   -         268,154          94,685
                                                   -------------   -------------
                                   $           -   $   1,590,276   $   6,567,780
                                                   =============   =============




                      [LETTERHEAD of Timothy F. Kercheval]

           INDEPENDENT AUDITOR'S REPORT ON INTERNAL CONTROL STRUCTURE

To the Partners
FAI, Ltd.

         I have audited the financial statements of FAI, Ltd., as of and for the year ended December 31, 1996, and have issued my report thereon dated February 19, 1997, I have also audited FAI, Ltd.'s compliance with requirements applicable to major HUD-assisted programs and have issued my report thereon dated February 19, 1997.

         I conducted my audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether FAI, Ltd. complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

         The management of the partnership is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

         In planning and performing my audit of the partnership for the year ended December 31, 1996, I obtained an understanding of the design of the relevant internal control structure policies and procedures and determined whether they had been placed in operation, and I assessed control risk in order to determine my auditing procedures for the purpose of expressing my opinions on the partnership's financial statements and on its compliance with specific requirements applicable to major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide an opinion on the internal control structure.

         I performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that I considered relevant to preventing or detecting material noncompliance with specific requirements that are applicable to the partnership's HUD-assisted programs. My procedures were less in scope than would be necessary to render an opinion on these internal control structure policies and procedures. Accordingly, I do not express such an opinion.

         My consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors, irregularities or instances of noncompliance with laws and regulations in amounts that would be material in relation to the financial statements being audited or a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. I noted no matters involving the internal control structure and its operations that I consider to be material weaknesses as defined above.

         This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                                    /s/Timothy F. Kercheval, CPA

Atlanta, Georgia
February 19, 1997

[LETTERHEAD of Timothy F. Kercheval]

                         INDEPENDENT AUDITOR'S REPORT ON
                      COMPLIANCE WITH SPECIFIC REQUIREMENTS
                        APPLICABLE TO MAJOR HUD PROGRAMS

To the Partners
FAI, Ltd.

         I have audited the financial statements of FAI, Ltd., as of and for the year ended December 31, 1996, and have issued my report thereon dated February 19, 1997.

         I have also audited FAI, Ltd.'s compliance with the specific program requirements governing federal financial reports; mortgage status; replacement reserve; residual receipts; security deposits; cash receipts and disbursements; distributions to owners; tenant application, eligibility, and recertification; and management functions that are applicable to its major HUD-assisted programs for the year ended December 31, 1996. The management of FAI, Ltd. is responsible for compliance with those requirements. My responsibility is to express an opinion on compliance with those requirements based on my audit.

         I conducted my audit of compliance with specific program requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that I plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about FAI, Ltd.'s compliance with those requirements. I believe that my audit provides a reasonable basis for my opinion.

         The results of my audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. I considered these instances of noncompliance in forming my opinion on compliance, which is expressed in the following paragraph.

         In my opinion, FAI, Ltd. complied, in all material respects, with the specific program requirements that are applicable to its major HUD-assisted programs for the year ended December 31, 1996.

         This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

                                                   /s/Timothy F. Kercheval, CPA

Atlanta, Georgia
February 19,1997

[LETTERHEAD of Timothy F. Kercheval]

                   INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE
                    WITH SPECIFIC REQUIREMENTS APPLICABLE TO
                            AFFIRMATIVE FAIR HOUSING

To the Partners
FAI, Ltd.

         I have audited the financial statements of FAI, Ltd., as of and for the year ended December 31, 1996, and have issued my report thereon dated February 19, 1997. I have also audited FAI, Ltd.'s compliance with requirements applicable to major HUD-assisted programs and have issued my report thereon dated February 19, 1997.

         I have applied procedures to test FAI, Ltd.'s compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs for the year ended December 31, 1996.

         My procedures were limited to the applicable procedures described in the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. My procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on FAI, Ltd.'s compliance with the Affirmative Fair Housing requirements. Accordingly, I do not express such an opinion.

         The results of my tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

                                                    /s/Timothy F. Kercheval, CPA

Atlanta, Georgia
February 19, 1997

[LETTERHEAD of Timothy F. Kercheval]

                   INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE
                      WITH LAWS AND REGULATIONS APPLICABLE
                           TO THE FINANCIAL STATEMENTS

To the Partners
FAI, Ltd.

         I have audited the financial statements of FAI, Ltd. as of and for the year ended December 31 , 1996, and have issued my report thereon dated February 19, 1997.

         I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

         Compliance with laws, regulations, contracts, and grants applicable to FAI, Ltd. is the responsibility of FAI, Ltd.'s management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, I performed tests of FAI, Ltd.'s compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of my audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, I do not express such an opinion.

         The results of my tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

     However, the results of my tests disclosed certain immaterial instances of noncompliance that are described in the accompanying Schedule of Findings and Questioned Costs.

         This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                                   /s/ Timothy F. Kercheval, CPA




Atlanta, Georgia
February 19, 1997

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

               AUDITORS' COMMENTS ON AUDIT RESOLUTION MA l-l FIRS
                           RELATED TO THE HUD PROGRAMS

                                December 31, 1996

Finding No. 1

     The project operating account experienced overdrB throughout 1995.

     Status

     As of December 31, 1996, the project maintained adequate cash funds to cover all outstanding checks.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      WALSH/CROSS CREEK LIMITED PARTNERSHIP
                          (A MAJORITY-OWNED SUBSIDIARY
                        OF CROSS CREEK OF COLUMBIA, INC.)

                                DECEMBER 31, 1996

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                                TABLE OF CONTENTS

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                  3

FINANCIAL STATEMENTS

     BALANCE SHEET                                                            4

     STATEMENT OF PROFIT AND LOSS                                             6

     STATEMENT OF PARTNERS' DEFICIT                                           8

     STATEMENT OF CASH FLOWS                                                  9

     NOTES TO FINANCIAL STATEMENTS                                           11

 [LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Walsh/Cross Creek Limited Partnership


          We have audited the accompanying balance sheet of Walsh/Cross Creek Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walsh/Cross Creek Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended. in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman



Boston, Massachusetts
February 21, 1997

 Walsh/Cross Creek Limited Partnership (A Majority-Owned Subsidiary of Cross
      Creek of Columbia Inc.)
                           HUD Project No.: 053-36603

                                  BALANCE SHEET

                                December 31. 1996

                                     ASSETS

CURRENT ASSETS

 1110  Petty cash                                                    $    1,250
 1120  Cash in bank                                                      28,616
 1130  Tenant accounts receivable                                        11,987
 1240  Prepaid property insurance                                        36,927
                                                                      ---------
       Total current assets                                              78,780

 DEPOSITS HELD IN TRUST - FUNDED
 1191 Tenant security deposits                                           79,840

 RESTRICTED DEPOSITS AND FUNDED RESERVES
 1310 Mortgage escrow deposits                   $ 121,937
 1320 Reserve for replacements                      33,345              155,282
                                                  --------
RENTAL PROPERTY
 1410  Land                                      3,204,814
 1420  Buildings and improvements               14,896,314
 1430  Building equipment - fixed                   20,643
 1450  Personal property                           694,940
                                                ----------
                                                18,816,711
       Less accumulated depreciation             3,926,973           14,889,738
                                                ----------
OTHER ASSETS

1901 Mortgage costs, less accumulated

       amortization of                            $177,638              947,076
                                                                     ----------

                                                                   $ 16,150,716
                                                                    ===========

                                     - 4 -                           (continued)

                      Walsh/Cross Creek Limited Partnership
         (A Majority-Owned Subsidiary of Cross Creek of Columbia. Inc.)

                           HUD Project No.: 053-36603

                            BALANCE SHEET- CONTINUED

                                December 31, 1996

                        LIABILITIES AND PARTNERS' DEFICIT


CURRENT LIABILITIES

 2110   Accounts payable                                                      $ 48,049
 2130   Accrued interest payable - mortgage                                    127,588
 2190   Management fees payable                                                235,019
 2191   Miscellaneous current liabilities                                        3,066
 2210   Rent deferred credits                                                   22,274
 2320   Mortgage payable - current maturities                                   88,120
                                                                               -------
             Total current liabilities                                         524,116

DEPOSITS LIABILITIES
 2191 Tenant security deposits (contra)                                          73,942

LONG-TERM LIABILITIES

 2165   Advances from general partner                        3,182,732
 2310   Notes payable                                        1,783,900
 2320   Mortgage payable, net of current maturities         17,018,624
 2321   Second mortgage payable. net of current maturities   3,060,000      25,045,256
                                                            ----------
 3130   PARTNERS' DEFICIT                                                   (9,492,598)
                                                                             ---------
                                                                           $16,150,716
                                                                            ==========


                                     - 5 -     See notes to financial statements





                                     US. Department a/ Housing
 Statement of                        and Urban Development
 Profit and  Loss                    Office of Housing                                                        _
                                     Federal Housing Commissioner
------------------------------------------------------------------------------------------------------------------------------------
Public  Reporting  Burden for this collection of information is estimated to average 1.0 hours per response,  including the time for reviewing instructions,  searching existing data source, gathering and maintaining the data needed, and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including  suggestions for reducing this burden, to the Report Management Officer,  Officer of Information Policies and System, U.S.
Department of Housing and Urban  Development,  Washington,  D.C.  20410-3600,  and to the Officer of Management and Budget Paperwork
Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.
------------------------------------------------------------------------------------------------------------------------------------

 For Month/Period               Project Number                           Project Name:
 Beginning:       Ending:               HUD Project No.: 053-36603         Walsh/Cross Creek Limited {Partnership (A majority Owned

      1/1/96         12/31/96
------------------------------------------------------------------------------------------------------------------------------------
|Part I                     Description of Account                        Account No.          Amount*
------------------------------------------------------------------------------------------------------------------------------------
                            Apartments or Member Carrying Charges (Coops)   5120        $      3,119,800
                            Tenant Assistance Payments                      5121        $

 Rental                     Furniture and Equipment                         5130        $
 Income                     Stores and Commercial                           5140        $
 5100                       Garage and Parking Spaces                       5170        $
                            Flexible Subsidy Income                         5180        $
                            Miscellaneous (Specify)                         5190        $

                            Total Rent Revenue Potential at 100% Occupancy                                    $            3,119,800
------------------------------------------------------------------------------------------------------------------------------------

                            Apartments                                      5220        $      (80,700)
 Vacancies                  Furniture and Equipment                         5230        $
 5200                       Stores and Commercial                           5240        $
                            Garage and Parking Spaces                       5270        $
                            Miscellaneous (Specify)                         5190        $

                            Total Vacancies                                                                   $             (80,700)
                            Net Rental Revenue  Rent Revenue Less Vacancies                                   $            3,039,100
------------------------------------------------------------------------------------------------------------------------------------
                            Elderly and Congregate Services Income-5300
                            Total Service Income (Schedule Attached)        5300                              $
------------------------------------------------------------------------------------------------------------------------------------

                            Interest Income-Project Operations              5410        $      2,622
 Financial                  Income from Investments-Residual Receipts       5430        $
 Revenue                    Income from Investments-Reserve for Replacement 5440        $
5400                        Income from Investments-Miscellaneous           5490        $


                            Total Financial Revenue                                                           $                2,622
------------------------------------------------------------------------------------------------------------------------------------


                            Laundry and Vending                             5910        $         6,635
 Financial                  NSF and Late Charges                            5920        $             -
 Revenue                    Damages and Cleaning Fees                       5940        $             -
5400                        Forfeited Tenant Security Deposits              5490        $         1,892
                            Other Revenue (Specify)                         5990        $        10,383


                            Total Other Revenue                                                               $               18,910
                            Total Other Revenue                                                               $            3,060,632
------------------------------------------------------------------------------------------------------------------------------------


                            Advertising                                     6210        $        11,889
 Administrative             Other Renting Expenses                          6250        $        20,660
 Expenses                   Office Salaries                                 6310        $        93,516
 6200/6300                  Office Supplies                                 6311        $        10,917
                            Office or Model Apartment Rent                  6312        $             -
                            Management Fee                                  6230        $       152,845
                            Management or Superintendent Salaries           6330        $        65,387
                            Manager or Superintendent Rent Free Unit        6331        $             -
                            Legal Expenses (Project)                        6340        $         1,594
                            Auditing Expenses (Project)                     6350                  8,600
                            Bookkeeping Fees/Accounting Services            6351        $        12,600
                            Telephone and Answering Services                6360        $         9,264
                            Bad Debts                                       6370        $        32,734
                            Miscellaneous Administrative Expenses (Specify) 6390        $        19,474

                            Total Administrative Expenses                                                     $              442,480
------------------------------------------------------------------------------------------------------------------------------------


                            Fuel Oil/Coal                                   6420        $             -
 Utilities                  Electricity                                     6450        $        44,563
 Expenses                   Water                                           6451        $        38,376
 6400                       Gas                                             6452        $             -
                            Sewer                                           6452        $        44,051

                            Total Utilities Expense                                                           $              126,990
------------------------------------------------------------------------------------------------------------------------------------

* All amounts must be rounded to the nearest dollar. $.50                                                   From HUED-92410 (7/91)
  and over, round up-$.49 and below round down.                                                              ref Handbook 4370.2

                                  Page 1 of 2




                            Janitor and Cleaning Payroll                    6510        $             -
                            Janitor and Cleaning Supplies                   6515        $           949
                            Janitor and Cleaning Contract                   6517        $             -
                            Exterminating Payroll/Contract                  6519        $             -
                            Exterminating Supplies                          6520        $         7,031
                            Garbage and Trash Removall                      6525        $         4,350
                            Security Payroll/Contract                       6530        $           943
                            Grounds Payroll                                 6535        $        18,489
                            Ground Supplies                                 6536        $         6,091
Operating and               Grounds Contract                                6537        $        68,833
 Maintenance                Repairs Payroll                                 6540        $        19,817
  Expenses                  Repairs Material                                6541        $         5,234
   6500                     Repairs Contract                                6542        $       212,595
                            Elevator Maintenance/Contract                   6545        $             -
                            Heating/Cooling Repairs and Maintenance         6546        $         3,366
                            Swimming Pool Maintenance/Contract              6547        $             -
                            Snow Removal                                    6548        $           943
                            Decorating Payroll/Contract                     6560        $             -
                            Decorating Supplies                             6561        $       105,147
                            Other                                           6570        $           387
                            Miscellaneous Administrative Expenses (Specify) 6590        $             -


                            Total Operating and Maintenance Expenses                                          $              454,175
------------------------------------------------------------------------------------------------------------------------------------


                            Real Estate Taxes                               6710        $       182,374
                            Payroll Taxes (FICA)                            6711        $        15,887
 Financial                  Miscellaneous Taxes, Licenses and Permits       6719        $            99
 Expenses                   Property and Liability Insurance (Hazard)       6720        $        39,647
   6800                     Fidelity Bond Insurance                         6721        $             -
                            Workmen's Compensation                          6722        $         6,181
                            Health Insurance & Other Employee Benefits      6723        $        33,026
                            Other Insurance (Specify)                       6729        $             -

                            Total Financial Expenses                                                          $              277,214
------------------------------------------------------------------------------------------------------------------------------------


                            Interest on Bonds Payable                       6810        $             -
                            Interest on Mortgage Payable                    6820        $     1,534,413
 Financial                  Interest on Notes Payable (Long-Term)           6830        $             -
 Expenses                   Interest on Notes Payable (Short-Term)          6840        $             -
   6800                     Mortgage Insurance Premium/Service Charge       6850        $       128,531
                            Miscellaneous Administrative Expenses (Specify) 6890        $             -


                            Total Financial Expenses                                                           $           1,662,944
------------------------------------------------------------------------------------------------------------------------------------


 Elderly &                  Total Service Expenses-Schedule Attached        6900                              $
 Congregate                 Total Cost of Operations Before Depreciation                $                     $            2,963,803
Service                     Profit (Loss) Before Depreciation                                                 $               96,829
 Expenses                   Depreciation (Total)-6600 & Amortization        6600                              $              637,881
   6900                     Operating Profit or (Loss)                                  $                     $            (541,052)
------------------------------------------------------------------------------------------------------------------------------------


                            Officer Salaries
 Corporate or               Legal Expenses (Entity)                         7110        $
 Mortgagor                  Taxes (Federal-State-Entity)                    7120        $
 Entity                     Other Expenses (Entity)                      7130-32        $
 Expenses                   Total Corporate Expenses                        7190        $        288,232      $             $288,232
   71000                    Net Profit or (Loss)                                                              $           $(829,284)
------------------------------------------------------------------------------------------------------------------------------------
Warning:  HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties (18 U.S.C. 1001,
1010, 1012; 31 U.S.C. 3729, 3802)  Miscellaneous or other Income and Expenses  Sub-account  Groups. If miscellaneous or other Income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
------------------------------------------------------------------------------------------------------------------------------------
 Part 11
------------------------------------------------------------------------------------------------------------------------------------
 1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less
 or  more than those required under the mortgage                                                              $              80,603
------------------------------------------------------------------------------------------------------------------------------------

 2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if payments mav he temporarily
suspended or waived.                                                                                          $              52,260
------------------------------------------------------------------------------------------------------------------------------------

 3. Replacement or Painting Reserve releases which are included as expense items on the Profit and Loss
 statement                                                                                                    $              36,999
------------------------------------------------------------------------------------------------------------------------------------

 4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense
 items on this Profit and Loss statement.                                                                     $                 N/A
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Form HUD-92410
                                  Page 2 of 26

 Walsh/Cross Creek Limited Partnership (A Majority-Owned Subsidiary of Cross
      Creek of Columbia
                           HUD Project No.: 053-36603

                         STATEMENT OF PARTNERS' DEFICIT

                          Year ended December 31. 1996

 Partners' deficit, beginning                                      $ (8,663,314)

 Net loss                                                              (829,284)
                                                                     ----------
 Partners' deficit, ending                                         $ (9,492,598)
                                                                   =============
                                     - 8 -     See notes to financial statements

 Walsh/Cross Creek Limited Partnership (A Majority-Owned Subsidiary of Cross
      Creek of Columbia Inc.)
                           HUD Project No.: 053-36603

                             STATEMENT OF CASH FLOWS

                          Year ended December 31. 1996

Cash flows from operating activities
 Rental income received                                             $ 3,012,265
 Interest received                                                        2,622
 Other Income received                                                   18,910
 Administrative expenses paid                                            98,653
 Management fees paid                                                  (323,142)
 Utilities paid                                                        (130,056)
 Salaries and wages paid                                               (201,152)
 Operating and maintenance paid                                        (414,926)
 Real estate taxes paid                                                (182,374)
 Payroll taxes paid                                                     (15,887)
 Property insurance paid                                                (36,927)
 Other taxes and insurance paid                                         (39,306)
 Interest paid on mortgage                                           (1,535,014)
 Mortgage insurance premium paid                                       (128,531)
 Decrease in mortgage escrow deposits                                    10,934
 Mortgagor entity expenses paid                                        (288,232)
 Net tenant security deposits paid                                       (2,612)
                                                                      ---------
     Net cash used in operating activities                             (154,775)
                                                                      ---------
Cash flows from investing activities
 Deposits to reserve for replacements                                   (52,260)
 Withdrawals from reserve for replacements                               36,999
                                                                      ---------
     Net cash used in investing activities                              (15,261)
                                                                      ---------
Cash flows from financing activities
 Mortgage principal payments                                            (80,603)
 Advances from general partners                                         253,220
                                                                      ---------
     Net cash provided by financing activities                          172,617
                                                                      ---------
     NET INCREASE IN CASH                                                 2,581

Cash, beginning                                                          27,285
                                                                      ---------

Cash, ending                                                             29,866
                                                                      =========

                                     - 9 -                           (continued)

                      Walsh/Cross Creek Limited Partnership
         (A Majority-Owned Subsidiary of Cross Creek of Columbia. Inc.)
                           HUD Project No.: 053-36603

                       STATEMENT OF CASH FLOWS - CONTINUED

                          Year ended December 31, 1996

Reconciliation of net loss to net cash used in operating activities

 Net loss                                                            $ (829,284)
 Adjustments to reconcile net loss to net cash
 used in operating activities
   Depreciation                                                         609,696
   Amortization                                                          28,185
   Mortgagor entity expense                                             288,232
   Mortgagor entity expenses paid                                      (288.232)
   (Increase) decrease in assets
     Tenant accounts receivable                                         (10,459)
     Prepaid expenses                                                     2,720
     Tenant security deposits - ne                                       (2,612)
     Mortgage escrow deposits                                            10,934
   Increase (decrease) in liabilities
     Accounts payable                                                    (2,544)
     Accrued interest payable                                              (601)
     Management fees payable                                             19,766
     Miscellaneous current liabilities                                    3,066
     Rent deferred credits                                               16,358
                                                                        -------
           Net cash used in operating activities                     $ (154,775)
                                                                      =========




                                     - 10 -    See notes to financial statements

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICES

     The Partnership was formed as a limited partnership under the laws of the State of North Carolina on June 10, 1988, for the purpose of constructing and operating a multi-family rental apartment project under Section 221(d)4 of the National Housing Act. The project consists of 420 units located in Charlotte, North Carolina and is currently operating under the name of Cross Creek Apartments. The project is managed by an affiliate of the general partner under a management agreement which provides for a management fee of 5% of gross collections, plus $2.50 per unit per month for bookkeeping services.

     Cash distributions are limited by agreements between the Partnership and HUD to the extent of surplus cash, as defined by HUD.

     Cross Creek of Columbia, Inc. is the general partner for the Partnership and has a 75% ownership interest. Cross Creek of Columbia, Inc. and Allan Tandy are the limited partners with a 24% and 1% ownership interest. respectively.

     All leases between the Partnership and tenants of the property are operating leases.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual could differ from those estimates.

     Rental Property

     Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

     The estimated lives used in determining depreciation are:

     Land improvements                                    15 years
     Buildings                                            30 years
     Building equipment - fixed                            7 years
     Maintenance equipment                                 7 years

     Mortgage Costs

     Mortgage COStS are amortized over the term of the related mortgage using the straight-line method.

     Rental Income

     Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned.

     Income Taxes

     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - REALIZATION OF ASSETS

     The Partnership has incurred recurring losses from operations, and has a net capital deficiency at December 31, 1996. In addition, the Partnership's current liabilities exceed its current assets at December 31, 1996. The Partnership's ability to meet its obligations is dependent upon its ability to generate operating income. Due to previously soft market conditions which suppressed rent income, rental income continues to be insufficient to cover all of the project's debt service requirements after the payment of operating costs. The general partner has funded the Partnership's operating deficits by borrowing funds from affiliates of the general partner. The general partner intends to continue to borrow funds from its affiliates to maintain its operations.

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia. Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE C - MANAGEMENT AGENT

     The property is managed by an affiliate of the general partner. The current management agreement provides for a management fee of 5% of gross collections, as defined in the management agreement, plus $2.50 per unit per month for bookkeeping services. The management and bookkeeping fees charged to operations were $152,845 and $12,600, respectively in 1996. At December 31, 1996, unpaid fees aggregated to $235,019.

NOTE D - RELATED PARTY TRANSACTIONS

     Second Mortgage Payable

     Eagle Insured L.P. (Eagle), an affiliate of the general partner, has agreed to loan up to $4,000,000 to the Partnership for construction costs, closing costs and accrued interest payments on the mortgage payable. The note is subordinated to the mortgage payable and is collateralized by a deed of trust on the real property. The note bears interest at prime plus 1% (9.25% at December 31, 1996). As of December 31, 1996, the Partnership owed $3,060,000 under the note. In 1996, interest charged to mortgagor entity expense amounted to $288,232, which was paid from affiliate advances.

     Equity Loan

     Eagle loaned the Partnership $1,783,900 for the HUD required escrows, cash requirement and loan fees pertaining to the equity loan. This note is non-interest bearing unless certain events as defined in the loan agreement occur and is subordinated to the mortgage payable and the note payable and is unsecured unless coinsurance is terminated by HUD. If an event of default occurs, the note shall bear interest at the lesser of 4% above the prime rate or the highest rate permitted by law. The note matures on January 1, 2030, when all principal is due and payable.

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE D - RELATED PARTY TRANSACTIONS - Continued

     Mortgage Payable

     The mortgage, in the original amount of $17,494,100, is payable to Related Mortgage Corporation, an affiliate of the general partner. The mortgage is payable in monthly principal and interest installments of $134,635 through January 2030. The mortgage, which is coinsured by HUD, is collateralized by a deed of trust on the rental property and bears interest at the rate of 8.95%, plus mortgage insurance premium at .75% per annum.

     Under agreements with the mortgage lender and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies. rental charges, operating expenditures and distributions to partners.

     Mortgage escrow deposits at December 31, 1996 consist of the following:

                       Hazard insurance         $   4,701
                       Mortgage insurance         117,236
                                                  -------
                                                $ 121,937
                                                =========

     The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

     Aggregate annual maturities of the mortgage payable over each of the next five years- are as follows:

                       December 31,       1997               $ 88,120
                                          1998                 96,339
                                          1999                105,324
                                          2000                115,147
                                          2001                125,886

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE D - RELATED PARTY TRANSACTIONS (Continued)

     Due to Affiliates

     During 1996, an affiliate of the general partner advanced $253,220 to the Partnership, which was used to pay a portion of the interest on the second mortgage payable. These advances are noninterest bearing and payable on demand subject to HUD regulations. At December 31, 1996, the aggregate balance of advances due to the affiliate was $3,182,732.

NOTE E - OTHER REVENUE (ACCOUNT NO. 5990)

     Other revenue consists of the following:

               Processing fees                                       $  9,255
               Miscellaneous                                            1,128
                                                                       --------
                                                                     $ 10,383
                                                                       ========

NOTE F - MISCELLANEOUS ADMINISTRATIVE EXPENSES (ACCOUNT NO. 6390)

Miscellaneous administrative expenses consist of the following:

               Uniforms                                              $    784
               Training                                                 1,164
               Personnel expense reimbursement                          1,110
               Tenant relations                                         7,666
               Travel and entertainment                                   855
               Computer expense                                         3,594
               Professional fees                                        1,470
               Miscellaneous                                              521
               Dues and subscriptions                                   2,310
                                                                        -------
                                                                     $ 19,474
                                                                       ========
                                     - 15 -

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia. Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 1996

NOTE G - OTHER EXPENSES (ENTITY) (ACCOUNT NO. 7190)

Other expenses consist of the following:

               Interest expense on second mortgage payable          $ 288,232
                                                                    ===========
                                     - 16 -