Form 10-K/A
period 1996-12-31
EAGLE INSURED L P
filed 1997-04-09
CIK 821203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
(Mark One)

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


       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE


       Agreement of Limited Partnership dated as of September 3, 1987, as amended and restated December 11, 1987, included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended February 10, 1988 and October 31, 1995, is incorporated by reference into Part IV of this Annual Report on Form 10-K/A-1.


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


Date:  April 7, 1997


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


Date:  April 7, 1997


                                     By:  /s/ Thomas F. Lynch, III
                                         -------------------------
                                         Thomas F. Lynch, III
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated:

Signature                                    Title                                              Date
---------                                    -----                                              ----
                                           President and Director of RFI Associates, Inc.,
/s/ J. Michael Fried                       general partner of Related Federal Insured, L.P.
------------------------------             (principal executive officer)                         April 7, 1997
J. Michael Fried


                                           Vice President of RFI Associates, Inc.,
/s/ Alan P. Hirmes                         general partner of Related Federal Insured, L.P.
------------------------------             (principal financial officer)                         April 7, 1997
Alan P. Hirmes



                                           Treasurer of RFI Associates, Inc.,
/s/ Richard A. Palermo                     general partner of Related Federal Insured, L.P.
------------------------------             (principal accounting officer)                        April 7, 1997
Richard A. Palermo



/s/ Stephen M. Ross                        Director of RFI Associates, Inc.,
------------------------------             general partner of Related Federal Insured, L.P.      April 7, 1997
Stephen M. Ross




                                           President, Chief Executive Officer and
/s/ Thomas F. Lynch, III                   Chairman of the Board of Directors
------------------------------             of Prudential-Bache Properties, Inc.                  April 7, 1997
Thomas F. Lynch, III



/s/ Barbara J. Brooks                      Vice President and Chief Financial Officer
------------------------------             of Prudential-Bache Properties, Inc.                  April 7, 1997
Barbara J. Brooks



/s/ Eugene D. Burak                        Vice President
------------------------------             of Prudential-Bache Properties, Inc.                  April 7, 1997
Eugene D. Burak



/s/ Frank W. Giordano
------------------------------
Frank W. Giordano                          Director of Prudential-Bache Properties, Inc.         April 7, 1997



/s/ Nathalie P. Maio
------------------------------
Nathalie P. Maio                           Director of Prudential-Bache Properties, Inc.         April 7, 1997

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