Form 10-K/A
period 1996-12-31
EAGLE INSURED L P
filed 1997-04-25
CIK 821203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2
(Mark One)

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


       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-2 or any amendment to this Form 10-K/A-2. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE


       Agreement of Limited Partnership dated as of September 3, 1987, as amended and restated December 11, 1987, included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended February 10, 1988 and October 31, 1995, is incorporated by reference into Part IV of this Annual Report on Form 10-K/A-2.



       Index to exhibits may be found on page 172

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

                                                         Year ended December 31,
                                             ---------------------------------------------
                                                  1996           1995              1994
                                                  ----           ----              ----
PBP and affiliates                           $   36,045       $   63,422        $   79,645
Related General Partners and affiliates          41,931           13,000            12,375
                                             ----------       ----------        ----------
                                             $   77,976       $   76,422        $   92,020
                                             ==========       ==========        ==========

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

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)


     The partnership reviews its property investment for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the partnership estimates the future cash flow expected to result from the operations of the property and its eventual sale. If the sum of this expected future cash flow (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

     The expected future cash flow used in this process relies upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The general partner believes that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-down for impairment has been recorded as of December 31, 1996.


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

                                      -24-

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                      SUPPLEMENTAL INFORMATION (Continued)

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1996

 SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

     Funds held by mortgagor, operating accounts
     1. Wachovia, Operating Account,                                     28, 833
          (Account No. 17-537-029)

     Funds held by mortgagor, in trust -
     1. Wachovia, Tenant Security Deposit Trust
          (Account No. 12-403-428)                                        43,680

     Funds held by mortgagee (in trust)
     1 Chemical Bank, Tax and Insurance Escrow                            23,174
     2 Chemical Bank, Reserve for Replacement (2.9 percent)               44,093
                                                                       ---------
       Total funds held by mortgagee                                   $ 139,780
                                                                       =========
     Balances confirmed by bank and by mortgagee                       $ 139,780
                                                                       =========
                                     - 25 -


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

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                            HUD PROJECT NO.:061-36634

                                DECEMBER 31, 1995

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                TABLE OF CONTENTS

                                                               PAGE

MORTGAGOR'S CERTIFICATION                                        4
MANAGING AGENTS CERTIFICATION                                    5
INDEPENDENT AUDITORS' REPORT                                     6
FINANCIAL STATEMENTS
    BALANCE SHEET                                                8
    STATEMENT OF PROFIT AND LOSS                                10
    STATEMENT OF PARTNERS' DEFICIT                              12
    STATEMENT OF CASH FLOWS                                     13
    NOTES TO FINANCIAL STATEMENTS                               15
SUPPLEMENTAL INFORMATION
    ACCOUNTS AND NOTES RECEIVABLE                               21
    DELINQUENT TENANT ACCOUNTS RECEIVABLE                       21
    MORTGAGE ESCROW DEPOSITS                                    21
    TENANT SECURITY DEPOSITS                                    21
    RESERVE FOR REPLACEMENTS                                    22
    ACCOUNTS PAYABLE                                            22
    ACCRUED TAXES                                               23
    LOANS AND NOTES PAYABLE                                     23

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                                               Page

    COMPENSATION OF PARTNERS                                    23
    UNAUTHORIZED DISTRIBUTIONS OF
      PROJECT INCOME TO PARTNERS                                23
    IDENTITY OF INTEREST COMPANIES AND ACTIVITIES               24
    NON-REVENUE PRODUCING UNITS                                 24
    COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
      RESIDUAL RECEIPTS (December 31, 1995)                     25
    SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS                 26
    CHANGES IN FIXED ASSET ACCOUNTS                             27
INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL
    STRUCTURE                                                   28
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
    WITH SPECIFIC REQUIREMENTS APPLICABLE TO
    MAJOR HUD PROGRAMS                                          30
INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH
    SPECIFIC REQUIREMENTS APPLICABLE TO AFFIRMATIVE
    FAIR HOUSING                                                32
INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
    LAWS AND REGULATIONS APPLICABLE TO THE FINANCIAL
    STATEMENTS                                                  33
SCHEDULE OF FINDINGS AND QUESTIONED COSTS                       34

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                December 31, 1995

                            MORTGAGOR'S CERTIFICATION

    We hereby certify that we have examined the accompanying financial statements and supplemental data of FAI, Ltd., and, to the best of our knowledge and belief, the same is complete and accurate.

                                   GENERAL PARTNER

                                   FAI, Ltd.
                                   Ealco, Inc.
                                   A Georgia Corporation
                                   Corporate General Partner


                                    /s/ Elliot A. Lewis   2-25-96
                                   -------------------------------
                                   Signature               Date



                                   Partnership Employer
                                     Identification Number: 58-1805795

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                December 31,1995

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

                                   MANAGING AGENT

                                   DOMINION MANAGEMENT, INC.
                                   3190 NE Expressway, Suite 410
                                   Atlanta, Georgia 30341

                                   /s/ Elliot A. Lewis
                                   -------------------------------
                                   Elliott A. Lewis      2/25/96
                                   Owner




Property Manager

                                   Managing Agent Employer
                                     Identification Number: 58-1803075

                              Timothy F. Kercheval
                           Certified Public Accountant

          Suite 388                                       (770) 457-6125
5446 Peachtree Industrial Blvd.                         FAX (770) 457-6401
     Chamblee, GA 30341

                          INDEPENDENT AUDITORS' REPORT

To the Partners
FAI, Ltd.

              We have audited the accompanying balance sheet of FAI, Ltd., Weatherly Walk Apartments as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of FAI, Ltd., Weatherly Walk Apartments, as of December 31, 1995, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

          In accordance with Government Auditing Standards, we have also issued reports dated February 21, 1996 on our consideration of FAI, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD Programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

Atlanta, Georgia
February 21, 1996


                    /s/ T.F. Kercheval
Audit Principal:        Timothy F. Kercheval
                        Certified Public Accountant

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                                  BALANCE SHEET

                                December 31, 1995

                                     ASSETS

CURRENT ASSETS
1240 Prepaid property insurance                                     $   52,063
                                                                    ----------

     Total current assets                                               52,063

DEPOSITS HELD IN TRUST- FUNDED
1191 Tenant security deposits                                           42,498
                                                                    ----------

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310 Mortgage escrow deposits                          118,130
1320 Reserve for replacements                           76,084
1350 Operating deficit escrow                              506         194,720
                                                     ---------      ----------

RENTAL PROPERTY
1410 Land                                              810,000
1420 Buildings and improvements                      6,985,217
1440 Building equipment - portable                     362,839
                                                     ---------
                                                     8,158,056

     Less accumulated depreciation                   1,379,308       6,778,748
                                                     ---------      ----------

OTHER ASSETS
1902 Organizational costs. less accumulated
amortization of $32,264                                                178,548
                                                                    ----------

                                                                    $7,246,577
                                                                    ==========


                                                FAI, Ltd.
                                        Weatherly Walk Apartments
                                       HUD Project No.: 061-36634

                                        BALANCE SHEET - CONTINUED

                                            December 31, 1995

                                    LIABILITIES AND PARTNERS' DEFICIT


CURRENT LIABILITIES

2110  Accounts payable                                                              $     33,471
2111  Property taxes payable                                                             102,078
2113  Bank overdraft                                                                      27,645
2120  Accrued salaries                                                                     3,308
2130  Accrued mortgage interest                                                           56,606
2230  Payable to affiliates                                                              101,271
2210  Prepaid rent                                                                           201
2190  Accrued incentive management fee                                                     6,244
2320  Current portion of mortgage payable                                                 36,153
                                                                                    ------------
        Total current liabilities                                                        366,977

DEPOSITS LIABILITIES

2191  Tenant security deposits (contra)                                                   40,705

LONG-TERM LIABILITIES

2320  Mortgage payable, net of current maturities                  7,553,454
2321  Second mortgage payable, net of current maturities             895,200           8,448,654
                                                                   ---------

3130     PARTNERS' DEFICIT                                                            (1,609,759)
                                                                                    ------------
                                                                                    $  7,246,577
                                                                                    ============




                                                               See notes to financial statements

Statement of             U.S. Department of Housing          [GRAPHIC OMITTED]
Profit and Loss          and Urban Development
                         Office of Housing
                         Federal Housing Commissioner

Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600, and to the Office of Management and Budget Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.


For Month/Period                          Project Number:                              Project Name:
Beginning:  1/1/95   Ending: 12/31/95           HUD Project No.: 061-36634             FAI. Ltd.
                                                                                       Weatherly Walk Apartments
-------------------------------------------------------------------------------------------------------------------------------

Part I                           Description of Account                  Account No.        Amount*
-------------------------------------------------------------------------------------------------------------------------------
                Apartments or Member Carrying Charges (Coops)                5120    $           1,421,510
                Tenant Assistance Payments                                   5121    $
     Rental     Furniture and Equipment                                      5130    $
     Income     Stores and Commercial                                        5140    $
      5100      Garage and Parking Spaces                                    5170    $
                Flexible Subsidy Income                                      5180    $
                Miscellaneous (Specify)                                      5190    $              23,991
                Total Rent Revenue   Potential at 100% Occupancy                                               $ 1,445,501
                Apartments                                                   5220    $             (48,695)
                Furniture and Equipment                                      5230    $
    Vacancies   Stores and Commercial                                        5240    $
      5200      Garage and Parking Spaces                                    5270    $
                Miscellaneous (Specify)                                      5290    $
                Total Vacancies                                                                                $   (48,695)
                Net Rental Revenue   Rent Revenue Less Vacancies                                               $ 1,396,806
                Elderly and Congregate Services Income- 5300
                Total Service Income (Schedule Attached)                     5300    $
                Interest Income-Project Operations                           5410    $
    Financial   Income from Investments-Residential Receipts                 5430    $
     Revenue    Income from Investments-Reserve for Replacement              5440    $               1,886
      5400      Income from Investments-Miscellaneous                        5490    $                  15
                Total Financial Revenue                                                                        $     1,901
                Laundry and Vending                                          5910    $               4,071
                NSF and Late Charges                                         5920    $               5,050
      Other     Damages and Cleaning Fees                                    5930    $                 933
     Revenue    Forfeited Tenant Security Deposits                           5940    $               9,299
      5900      Other Revenue (Specify)                                      5990    $              18,984

                Total Other Revenue                                                                            $    38,337
                Total Revenue                                                                                  $ 1,437,044
                Advertising                                                  6210    $              25,180
                Other Renting Expenses                                       6250    $               9,208
                Office Salaries                                              6310    $
                Office Supplies                                              6311    $              13,670
                Office or Model Apartment Rent                               6312    $               8,863
 Administrative Management Fee                                               6320    $              71,227
    Expenses    Manager or Superintendent Salaries                           6330    $              70,422
    6200/6300   Manager or Superintendent Rent Free Unit                     6331    $
                Legal Expenses (Project)                                     6340    $                 560
                Auditing Expenses (Project)                                  6350    $
                Bookkeeping Fees/Accounting Services                         6351    $               4,656
                Telephone and Answering Services                             6360    $               8,110
                Bad Debts                                                    6370    $               2,581
                Miscellaneous Administrative Expenses (Specify)              6390    $              16,397
                Total Administrative Expenses                                                                  $   230,874
                Fuel Oil/Coal                                                6420    $
    Utilities   Electricity                                                  6450    $              59,562
     Expense    Water                                                        6451    $               7,934
      6400      Gas                                                          6452    $               5,255
                Sewer                                                        6453    $
                Total Utilities Expense                                                                        $   72,751


*  All amounts must be rounded to the nearest dollar, $.50                                         form  HUD-92410  (7/91)
   and over, round up - $.49 and below round down.                                                  ref  Handbook  4370.2

                                                                     Page 1 of 2


----------------------------------------------------------------------------------------------------------------------------
                Janitor and Cleaning Payroll                                 6510    $
                Janitor and Cleaning Supplies                                6515    $                 365
                Janitor and Cleaning Contract                                6517    $
                Exterminating Payroll/Contract                               6519    $
                Exterminating Supplies                                       6520    $               3,937
                Garbage and Trash Removal                                    6525    $               5,866
                Security Payroll/Contract                                    6530    $
                Grounds Payroll                                              6535    $              95,464
                Grounds Supplies                                             6536    $              16,088
  Operating and Grounds Contract                                             6537    $
   Maintenance  Repairs Payroll                                              6540    $
    Expenses    Repairs Material                                             6541    $              11,200
      6500      Repairs Contract                                             6542    $                  32
                Elevator Maintenance/Contract                                6545    $
                Heating/Cooling Repairs and Maintenance                      6546    $               1,476
                Swimming Pool Maintenance/Contract                           6547    $               2,428
                Snow Removal                                                 6548    $
                Decorating Payroll/Contract                                  6560    $              17,541
                Decorating Supplies                                          6561    $              27,109
                Other                                                        6570    $
                Miscellaneous Operating and Maintenance Expenses             6590    $              10,396
                Total Operating and Maintenance Expenses                                                       $   191,902
                Real Estate Taxes                                            6710    $             102,230
                Payroll Taxes (FICA)                                         6711    $               9,251
                Miscellaneous Taxes, Licenses and Permits                    6719    $
    Taxes and   Property and Liability Insurance (Hazard)                    6720    $              10,371
    Insurance   Fidelity Bond Insurance                                      6721    $
      6700      Workmen's Compensation                                       6722    $
                Health Insurance & Other Employee Benefits                   6723    $              11,653
                Other Insurance (Specify)                                    6729    $
                Total Taxes and Insurance                                                                      $   133,505
                Interest on Bonds Payable                                    6810    $
                Interest on Mortgage Payable                                 6820    $             680,298
    Financial   Interest on Notes Payable (Long-Term)                        6830    $
    Expenses    Interest on Notes Payable (Short-Term)                       6840    $
      6800      Mortgage Insurance Premium/Service Charge                    6850    $              57,037
                Miscellaneous Financial Expenses                             6890    $
                Total Financial Expenses                                                                       $   737,335
    Elderly &   Total Service Expenses-Schedule Attached                     6900
   Congregate   Total Cost of Operations Before Depreciation                         $                         $ 1,366,367
     Service    Profit (Loss) Before Depreciation                                    $                         $    70,677
    Expenses    Depreciation (Total)-6600 & Amortization                     6600    $                         $   216,291
      6900      Operating Profit or (Loss)                                                                     $  (145,614)
                Officer Salaries                                             7110    $
  Corporate or  Legal Expenses (Entity)                                      7120    $
    Mortgagor   Taxes (Federal-State-Entity)                               7130-32   $
     Entity     Other Expenses (Entity)                                      7190    $
      7100      Total Corporate Expenses
                Net Profit or (Loss)                                                                           $  (145,614)
----------------------------------------------------------------------------------------------------------------------------------

Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and/or civil penalties (18 U.S.C. 1001,
1010, 1012; 31 U.S.C. 3729, 3802) Miscellaneous or other Income and Expenses Sub-account Groups. If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

Part II

1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less
   or more than those required under the mortgage.                                                                 $ 56,800

2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if payments
   may be temporarily suspended or waived.                                                                         $ 25,533

3. Replacement or Painting Reserve releases which are included as expense items on the Profit and Loss
   statement.                                                                                                      $   NONE

4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items
   on this Profit and Loss statement.                                                                              $    N/A
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Form  HUD-92410
                                                                   Page 2 of 2
                                                                                                   See notes to financial statements






                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                         STATEMENT OF PARTNERS' DEFICIT

                          Year ended December 31, 1995



   Partners' deficit, beginning                         $ (1,464,145)

   Net loss                                                 (145,614)
                                                        ------------
   Partners' deficit, ending                            $ (1,609,759)
                                                        ============















                                            See notes to financial statements

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1995

Cash flows from operating activities
     Rental income received                                   $ 1,398,503
     Interest received                                              1,901
     Other income received                                         36,835
     Administrative expenses paid                                 (99,361)
     Management fees paid                                         (54,845)
     Utilities paid                                               (68,882)
     Salaries and wages paid                                     (167,647)
     Operating and maintenance paid                              (112,416)
     Property insurance paid                                      (10,134)
     Other taxes and insurance paid                               (20,904)
     Interest paid on mortgage                                   (681,635)
     Mortgage insurance premium paid                              (57,037)
     Real estate taxes paid                                          (152)
                                                               ----------
            Net cash provided by operating activities             164,226
                                                               ----------

Cash Flows from investing activities
     Deposits to reserve for replacements                         (27,420)
     Withdrawals from reserve for replacements                     21,326
     Deposits to mortgage reserve                                 (87,776)
     Investment in rental property                                 (6,110)
     Deposits to operating deficit escrow                             (15)
                                                               ----------
            Net cash used in investing activities                 (99,995)
                                                               ----------


Cash flows from financing activities
     Mortgage principal payments                                  (33,031)
                                                               ----------
            Net cash used in financing activities                 (33,031)
                                                               ----------

            NET INCREASE IN CASH AND CASH EQUIVALENTS              31,200

   Cash and cash equivalents, beginning                           (58,845)
                                                               ----------
   Cash and cash equivalents, ending                           $  (27,645)
                                                               ==========






                                                                (continued)

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                       STATEMENT OF CASH FLOWS - CONTINUED

                          Year ended December 31, 1995




Reconciliation of net loss to net cash provided by operating activities
  Net loss                                                         $(145,614)
  Adjustments to reconcile net loss to net cash
  provided by operating activities
     Depreciation                                                    210,969
     Amortization                                                      5,322
     (Increase) decrease in assets
        Tenant accounts receivable                                     1,496
        Accounts receivable - other                                        -
        Prepaid expenses                                                 237
        Tenant security deposits - net                                (1,502)
     Increase (decrease) in liabilities
        Accounts payable                                               3,118
        Accounts payable - other                                     (19,096)
        Increase in property taxes payable                           102,078
        Decrease in mortgage interest payable                         (1,337)
        Increase in accrued management fees                            6,246
        Increase in accrued utilities                                  3,869
        Increase in prepaid rent                                         201
        Increase in accrued salaries                                  (1,761)
                                                                   ---------
                 Net cash provided by operating activities         $ 164,226
                                                                   =========









                                             See notes to financial statements

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

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

Use of Estimates
----------------

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

Rental Property
---------------

Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method as follows:

          Furnishings                               10 years
          Office furniture                          12 years
          Buildings and improvements                40 years

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - (Continued)


Amortization
------------

Permanent loan costs consist of fees for obtaining the HUD-insured mortgage loan and are being amortized over the forty-year life of the mortgage loan using the straight-line method.

Income Taxes
------------

Profit or loss of the Partnership is allocated 1% to the general partner(s) and 99% to the limited partners. No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

The Partnership uses the accrual method of accounting for book purposes and the cash method for tax purposes. The adjustment of book profit to tax basis loss for the year ended December 31, 1995 is summarized as follows:

        Net loss shown by financial statements               $146,766
        Items increasing loss
             Adjustment for conversion from accrual
               basis to cash basis for tax purposes
             Depreciation difference on real
               property Pursuant to Section 754 step-up        75,452
                                                             --------
        Net loss as shown by the tax return                  $222,218
                                                             ========


Rental Income
-------------

Rental income is recognized from apartment rentals as they accrue. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31,1995


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

Aggregate annual maturities of the mortgage payable over each of the next five years are as follows:

    December 31,1996                              $36,153
                1997                               39,525
                1998                               43,211
                1999                               47,241
                2000                               51,647
    2001 and thereafter                         7.371,830
                                               ----------
                                               $7,589,607
                                               ==========

Management believes it is not practicable to estimate the fair value of the mortgage payable because programs with similar characteristics are not currently available to the Partnership.

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31,1995


NOTE C - RELATED PARTY TRANSACTIONS

     The project is managed by Dominion Management, Inc. Stockholders of Dominion Management, Inc. are the general partners of the Partnership. The management contract and the management fees of 5% of gross collections are approved by HUD. Total management fees of $71,227 were incurred in 1995. The managing agent also received a fee for monthly accounting, record keeping and data processing of $2 per apartment unit per month. The total such fee incurred in 1995 is $4,656.

     Related Party Transactions
     --------------------------

     The Partnership owed $78,888 to HRA, Ltd., $2,200 to Dominion Holdings, Inc., $5,400 to Bra, Ltd., $2,000 to Dominion Management, Inc., and $12,783 to Arc Way, Ltd. at year end. The aforementioned partnerships and corporations share common owners.

NOTE D - OTHER REVENUE (ACCOUNT NO. 5990)

     Other revenue consists of the following:

         Utility income                                 $   583
         Transfer fee                                       200
         Pet fees                                         3,125
         Lease cancellation fees                         15,076
                                                        -------
                                                        $18,984
                                                        =======

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1995


NOTE E - OTHER ENTITY EXPENSES (Account No. 7190)

     Partnership expenses which are not attributable to project operations consist of the following:

               Amortization                             $5,322
                                                        ------
               Total entity expenses (To HUD Form
                 92410; Line 7190)                      $5,322
                                                        ======




NOTE F - GOING CONCERN

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

                                December 31, 1995



 ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS)

                                NONE

  DELINQUENT TENANT ACCOUNTS RECEIVABLE

                                NONE

  MORTGAGE ESCROW DEPOSITS

      Estimated amounts required as of December 31, 1995,
         for future payment of:
               City, state and county taxes                     $102,078
               Property insurance                                  9,869
               Mortgage insurance                                 56,800
                                                                --------

               Total estimated requirements                     $168,747

               Total confirmed by mortgagee                     $118,130
                                                                ========

               Estimated requirements in excess of
                 amount on deposit                              $(50,616)
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

                                December 31, 1995

RESERVE FOR REPLACEMENTS

     In accordance with the provisions of the regulatory agreement, restricted cash is held by Related Mortgage Company to be used for replacement of property with the approval of HUD as follows:

     Balance at December 31, 1994                             $69,990
     Monthly deposits                                          25,553
     Interest earned                                            1,886
     Withdrawals
       Expensed                                               (21,326)
                                                              -------
     Balance at December 31, 1995
       confirmed by mortgagee                                 $76,084
                                                              =======

ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)

     Details of payables due in more than 60 days:

                           Date                 Original    Amount
Creditor      Purpose    incurred    Terms       Amount       Due
--------      -------    --------    -----      --------    ------

Dominion     Incentive     12/95     Surplus     $6,244       6,244
Management   Management              cash as
             Fee                     define

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1995

ACCRUED TAXES

  Description           Basis           Period                       Amount
  of tax             for accrual        covered       Date due       accrued
 -----------         -----------        -------       --------       -------

Property tax      Actual tax bill       01/01/95      04/17/96      $102,078
                                        12/31/95



LOANS AND NOTES PAYABLE (OTHER THAN THE INSURED MORTGAGE)

            Interest                    Date                 Original   Amount
Creditor      rate        Collateral  incurred    Terms       amount     due
--------    --------      ----------  --------    ------      ------    ------
Eagle       Non-interest  Partners'   06/18/88   Undefined   $895,200  $895,200
Insured,    bearing       interest
L.P.

COMPENSATION OF PARTNERS

                              NONE

UNAUTHORIZED DISTRIBUTIONS OF PROJECT INCOME TO PARTNERS

                              NONE


                                                      FAI, Ltd.
                                              Weatherly Walk Apartments
                                             HUD Project No.: 061-36634

                                        SUPPLEMENTAL INFORMATION - CONTINUED

                                           SUPPORTING DATA REQUIRED BY HUD

                                                  December 31, 1995



IDENTITY OF INTEREST COMPANIES AND ACTIVITIES

                                                                     Amount           Amount
    Company name                           Type of service            paid            payable
    ------------                           ---------------           ------           -------
    Dominion Management, Inc.              Management Company        $70,658           $ 569
                                                                                       =====

    Payables to Related Parties

    ArcWay, Ltd.                           Similar ownership                          12,783

    HRA, Ltd.                              Similar ownership                          78,888

    BRA, Ltd.                              Similar ownership                           5,400

    Dominion Holdings, Inc.                Major stockholders                          2,200

    Dominion Management, Inc.              Major stockholders                          2,000
                                                                                    --------
                                                                                    $101,271
                                                                                    ========

NON-REVENUE PRODUCING UNITS

    Name of occupant                       Connection with project
    ----------------                       -----------------------
    Keith McQuilkin                          Courtesy Officer


(Total rent is $630 with a rent concession of $400)



  Computation of Surplus Cash,                                            U.S. Department of Housing
  Distributions and Residual                                              and Urban Development
  Receipts                                                                Office of Housing
                                                                          Federal Housing Commission


  Product Name                                      Fiscal Period Ended   Project Number
       FAI, Ltd., Weatherly Walk Apartments                    12/31/95      HUD Project No.:061-36634

Part A - Compute Surplus Cash

Cash
  1. Cash (Accounts  1110,1120, 1191,1192)                                       $      15 ,356
  2. Tenant subsidy vouchers due for period covered by financial statement       $
  3. Other (describe)                                                            $
      (a) Total Cash (Add lines 1, 2, and 3)                                                                     $     15 356
Current Obligations
  4. Accrued mortgage interest payable                                           $      56,606
  5. Delinquent mortgage principal payments                                      $
  6. Delinquent deposits to reserve for replacements                             $
  7. Accounts payable (due within 30 days)                                       $      24,224
  8. Loans and notes payable (due within 30 days)                                $
  9. Deficient Tax Insurance or MIP Escrow Deposits                              $      50,616
 10. Accrued expenses (not escrowed)                                             $       3,308
 11. Prepaid Rent (Account 2210)                                                 $
 12. Tenant security deposits liability (Account 2191)                           $      40,705
 13. Other(Describe)
    (b) Less Total Current Obligation        (Add lines 4 through 13)                                            $    175,459
    (c) Surplus Cash (Deficiency)            (Line (a) minus line (b))                                           $   (160,103)

PART B - Compute Distributions to Owners and Required Deposit to Residual Receipts

1.    Surplus Cash                                                                                               $      NONE
Limited Dividend Projects

2a. Annual Distribution Earned During Fiscal Period Covered by the Statement     $
2b. Distribution Accrued and Unpaid as of the End of the Prior Fiscal Period     $
2c. Distribution Paid During Fiscal Period Covered by Statements                 $
3. Amount to be Earned on Balance Sheet as Distribution Earned but unpaid
   (Line 2a plus 2b minus 2c)                                                    $
4. Amount Available for Distribution During Next Fiscal Period                                                   $      NONE
5. Deposit Due Residual Receipts (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)      $      NONE

                        Prepared by                                               Reviewed by

Loan Technician                                 Date                  Loan Servicer                     Date

                                                                                               form HUD-93486 (8/95)

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1995




SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

  Funds held by mortgagor, operating accounts
    1. Petty Cash                                            $200
    2. Wachovia, Operating Account,
        (Account No. 17-537-029)                          (27,847)

  Funds held by mortgagor, in trust -
    1. Wachovia, Tenant Security Deposit
          Trust (Account No. 12-403-428)                   42,498

  Funds held by mortgagee in escrow
    1. Chemical Bank, Tax and Insurance Escrow            118,130
    2. Chemical Bank, Reserve for Replacement(2.9%)        76,084
    3. Chemical Bank, Operating Deficit Escrow                506
                                                         --------
          Total funds held by mortgagee                  $209,571
                                                         ========

  Balances confirmed by bank and by mortgagee




                                                               FAI, Ltd.
                                                       Weatherly Walk Apartments
                                                       HUD Project No.: 061-36634

                                                  SUPPLEMENTAL INFORMATION - CONTINUED

                                                    SUPPORTING DATA REQUIRED BY HUD

                                                    CHANGES IN FIXED ASSET ACCOUNTS

                                                      Year ended December 31, 1995





                                                  Assets                                Accumulated Depreciation
                                   -------------------------------------     -------------------------------------------------
                                    Balance                     Balance      Balance     Current        Balance        Net Book
                                   12/31/94      Additions      12/31/95     12/31/94    Provision     12/31/95          Vale
                                   --------      ---------      --------     --------    ---------     --------          ----



Land                             $  810,000     $     --       $ 810,000   $      --    $      --      $       --     $  810,000

Buildings and Improvements        6,979,107        6,110       6,985,217    1,168,339     210,969       1,379,308      5,605,909

Building equipment - portable       362,839           --         362,839          --           --              --        362,839
                                 ----------     --------      ----------   ----------   ---------      ----------     ----------
                                 $8,151,946     $  6,110      $8,158,056   $1,168,339   $ 210,969      $1,379,308     $6,778,748
                                 ==========     ========      ==========   ==========   =========      ==========     ==========


                              Timothy F. Kercheval
                           Certified Public Accountant

       Suite 388
5446 Peachtree Industrial Blvd.                           (770) 457-6125
   Chamblee, GA 30341                                   Fax (770) 457-6401


           INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL STRUCTURE

To the Partners
FAI, Ltd.

  We have audited the financial statements of FAI, Ltd., as of and for the year ended December 31, 1995, and have issued our report thereon dated February 21, 1996. We have also audited FAI, Ltd.'s compliance with requirements applicable to major HUD assisted programs and have issued our report thereon dated February 21, 1996.

  We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether FAI, Ltd. complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

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

   In planning and performing our audit of the partnership for the year ended December 31, 1995, we obtained an understanding of the design of the relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the partnership's financial statements and on its compliance with specific requirements applicable to major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide an opinion on the internal control structure.

   We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements that are applicable to the partnership's HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on these internal control structure policies and procedures. Accordingly, we do not express such an opinion.

   Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors, irregularities or instances of noncompliance with laws and regulations in amounts that would be material in relation to the financial statements being audited or a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

   This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                                    /s/Timothy F. Kercheval, CPA

Atlanta, Georgia
February 21, 1996

[LETTERHEAD of Timothy F. Kercheval]

                         INDEPENDENT AUDITOR'S REPORT ON
                      COMPLIANCE WITH SPECIFIC REQUIREMENTS
                        APPLICABLE TO MAJOR HUD PROGRAMS

To the Partners
FAI, Ltd.

         We have audited the financial statements of FAI, Ltd., as of and for the year ended December 31, 1995, and have issued our report thereon dated February 21, 1996.

         We have also audited FAI, Ltd.'s compliance with the specific program requirements governing federal financial reports; affirmative fair housing; mortgage status; replacement reserve; residual receipts; security deposits; cash receipts and disbursements; distributions to owners; tenant application, eligibility, and recertification; and management functions that are applicable to its major HUD-assisted programs for the year ended December 31, 1995. The management of FAI, Ltd. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit of compliance with specific program requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about FAI, Ltd.'s compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered these instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

         In our opinion, FAI, Ltd. complied, in all material respects, with the specific program requirements that are applicable to its major HUD-assisted programs for the year ended December 31, 1995.

  This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                             /s/ Timothy F. Kercheval CPA

Atlanta, Georgia
February 21, 1996

                              Timothy F. Kercheval
                           Certified Public Accountant

       Suite 388
5446 Peachtree Industrial Blvd.                           (770) 457-6125
   Chamblee, GA 30341                                   Fax (770) 457-6401


                   INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                    WITH SPECIFIC REQUIREMENTS APPLICABLE TO
                            AFFIRMATIVE FAIR HOUSING

To the Partners
FAI, Ltd.

  We have audited the financial statements of FAI, Ltd. as of and for the year ended December 31, 1995, and have issued our report thereon dated February 21, 1996. We have also audited FAI, Ltd.'s compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated February 21, 1996.

  We have applied procedures to test FAI, Ltd.'s compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs for the year ended December 31, 1995.

  Our procedures were limited to the applicable procedures described in the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on FAI, Ltd.'s compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

    The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

However, the results of our tests disclosed certain immaterial instances of noncompliance that are described in the accompanying Schedule of Findings and Questioned Costs.

  This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                             /s/ Timothy F. Kercheval CPA

Atlanta, Georgia
February 21, 1996

                              Timothy F. Kercheval
                           Certified Public Accountant

       Suite 388
5446 Peachtree Industrial Blvd.                           (770) 457-6125
   Chamblee, GA 30341                                   Fax (770) 457-6401



                   INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                      WITH LAWS AND REGULATIONS APPLICABLE
                           TO THE FINANCIAL STATEMENTS





To the Partners
FAI, Ltd.

  We have audited the financial statements of FAI, Ltd. as of and for the year ended December 31, 1995, and have issued our report thereon dated February 21, 1996.

  We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

  Compliance with laws, regulations, contracts, and grants applicable to FAI, Ltd. is the responsibility of FAI, Ltd.'s management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of FAI, Ltd.'s compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

  The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

  However, the results of our tests disclosed certain immaterial instances of noncompliance that are described in the accompanying Schedule of Findings and Questioned Costs.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                             /s/ Timothy F. Kercheval CPA

Atlanta, Georgia
February 21, 1996

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                           HUD Project No.: 061-36634

                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS

                                December 31, 1995


Finding No. 1
-------------

     The project operating account experienced overdrafts throughout the year.

     Recommendation
     --------------

     Management should not draft cash disbursement without sufficient funds in the bank account.

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1994

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS0
                              PROJECT NO. 061-36634



                                TABLE OF CONTENTS
                                -----------------


                                                                     PAGE
                                                                     ----
Independent auditors' report                                           1

Financial statements:

   Balance sheet                                                     2 - 3

   Statement of profit and loss                                      4 - 5

   Statement of changes in partners' deficit                           6

   Statement of cash flows                                           7 - 8

   Notes to financial statements                                     9 - 11

Supporting information as required by HUD:

   Supporting information                                           12 - 17

   Independent auditors' report on internal control structure       18 - 20

   Independent auditors' report on compliance with
      specific requirements applicable to major HUD programs          21

   Schedule of findings and questioned costs                          22

   Independent auditors' report on compliance with specific
      requirements applicable to affirmative fair housing             23

   Auditors' comments on audit resolution matters relating to
      HUD programs                                                    24

   Management agent certification                                     25

   Mortgagor's certification                                          26

   Corrective action plan                                           27 - 28

                 [ Letterhead of HABIF, AROGETI & WYNNE, P.C. ]
                                   Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT

To the Partners
FAI, Ltd.

We have audited the accompanying balance aheet of FAI, LTD., WEATHERLY WALK APARTMENTS, HUD Project No. 061-36634, as of December 31, 1994, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Controller General of the United States. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above preaent fairly, in all material respects, the financial position of FAI, LTD. as of December 31, 1994, and results of its operations, its changes in partners' deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report [shown on pages 12 through 17] is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Atlanta, Georgia
                          /s/  HABIF, AROGETI & WYNNE, P.C.
February 24, 1995



                                  MEMBERS

GEORGIA SOCIETY OF      AMERICAN INSTITUTE OF    AICPA DIVISION FOR CPA FIRMS

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                                  BALANCE SHEET
                                DECEMBER 31, 1994


                                     ASSETS


Current assets
--------------
1130 Tenant accounts receivable                                     $     1,496
1250 Prepaid mortgage insurance                                          52,303
                                                                    -----------

        Total current assets                                             53,799
                                                                    -----------


Deposits held in truat - funded
-------------------------------
1191 Tenant security deposits - held in trust                            38,881
                                                                    -----------

Restricted deposits and funded reserves
---------------------------------------
1310 Mortgage escrow deposits                                            30,354
1320 Reserve for replacement                                             69,990
1322 Operating deficit escrow                                               491
                                                                    -----------

                                                                        100,835
                                                                    -----------

Property and equipment, at cost
----------------------
1410 Land                                                               810,000
1420 Buildings and improvements                                       6,979,107
1450 Office furniture                                                    14,750
1460 Fixtures                                                           348,089
                                                                    -----------
                                                                      8,151,946
4120 Less accumulated depreciation                                   [1,168,339]
                                                                    -----------

                                                                      6,983,607
                                                                    -----------

Other assets
------------
1900 Loan costs, net of accumulated
         amortization of $26,942                                        183,870
                                                                    -----------

                                                                    $ 7,360,992
                                                                    ===========





                   See auditors' report and accompanying notes

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                            BALANCE SHEET [CONTINUED]
                                DECEMBER 31, 1994



                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Current liabilities
-------------------
1120 Cash overdraft                                                  $   58,845
2110 Accounts payable                                                    45,581
2120 Accrued salaries                                                     5,069
2130 Accrued mortgage interest                                           57,943
2230 Payable to affiliates                                              101,271
2320 Current portion of mortgage payable                                 33,069
                                                                      ---------

        Total current liabilities                                       301,778
                                                                      ---------


Deposits and prepayment liabilities
-----------------------------------
2191 Tenant security deposits-held in trust [contra]                     38,590
                                                                      ---------



Long-term liabilities
---------------------
2311 Note payable - surplus cash                                        895,200
2320 Mortgage payable, net of current portion                         7,589,569
                                                                      ---------
                                                                      8,484,769
                                                                      ---------

Partners' deficit
-----------------
3130 Partners' deficit                                               [1,464,145]
                                                                      ---------



                                                                     $7,360,992
                                                                      =========


                   See auditors' report and accompanying notes

Statement  Of       U.S.  Department  of  Housing
Profit and Loss     and Urban Development
                    Office of Housing
                    Federal  Housing  Commissioner
                                         OMB Approval No.2502-0052(Exp.8/31/92)
--------------------------------------------------------------------------------
Public Reporting Burden for this collection of Information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems , U.S. Department of Housing and Urban Development, Washington D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.
-------------------------------------------------------------------------------
For Month/Period                   Project Number:      Project Name:
Beginning:          Ending:
January1,1994  December31,1994             061-36634    FAI, Ltd., Weatherly
                                                        Walk Apartments
--------------------------------------------------------------------------------
Part I              Description of Account    Acct. No.      Amount*
--------------------------------------------------------------------------------
Rental Income - 5100
 Apartments or Member Carrying Charges (Coops) 5120     $ 1,387,040
 Tenant Assistance Payments                    5121     $         O
 Furniture and Equipment                       5130     $         O
 Stores and Commercial                         5140     $         O
 Garage and Parking Spaces                     5170     $         O
 Flexible Subsidy Income                       5180     $         O
 Miscellaneous (specify)                       5190     $         O
--------------------------------------------------------------------------------
Total Rent Revenue      Potential at 100% Occupancy                 $ 1,387,040
--------------------------------------------------------------------------------
Vacancies - 6200
 Apartments                                    5220    (     71,950)
 Furniture and Equipment                       5230    (          O)
 Stores and Commercial                         5240    (          O)
 Garage and Parking Spaces                     5270    (          O)
 Miscellaneous (specify)                       5290    (          O)
  Total Vacancies                                                   (    71,95O)
--------------------------------------------------------------------------------
 Net Rental Revenue     Rent Revenue Less Vacancies                 $ 1,315,090
--------------------------------------------------------------------------------
Elderly and Congregate Service income - 5300
Total Service Income (Schedule attached)       5300                 $         O
--------------------------------------------------------------------------------
Financial Revenue - 5400
Interest Income- Project Operations            5410    $         12
Income from Investments-Residual Receipts      5430    $          O
Income from Investments-Reserve for
     Replacement                               5440    $      1,532
Income from Investments -Miscellaneous         5490    $          O
 Total Financial Revenue                                            $     1,544
--------------------------------------------------------------------------------
Other Revenue - 5800
 Laundry and Vending                           5910    $      4,890
 NSF and Late charges                          5920    $      5,315
 Damages and Cleaning Fees                     5930    $      1,493
 Forfeited Tenant Security Deposits            5940    $      6,883
 Other Revenue (specify)                       5990    $     24,427
     Total Other Revenue                                            $    43,008
--------------------------------------------------------------------------------
     Total Revenue                                                  $ 1,359,642
--------------------------------------------------------------------------------
Administrative Expenses - 6200/6300
Advertising                                    6210    $     20,121
Other Administrative Expenses                  6250    $     11,538
Office Salaries                                6310    $     40,211
Office Supplies                                6311    $     20,254
Office or Model Apartment Rent                 6312    $      7,210
Management                                     6320    $     67,353
Manager or Superintendent Salaries             6330    $     22,013
Manager or Superintendent Rent Free Unit       6331    $          O
Legal Expenses (Project)                       6340    $        613
Auditing Expenses (Project)                    6350    $      8,340
Bookeeping Fees                                6351    $      4,656
Telephone and Answering Service                6360    $      7,379
Bad Debts                                      6370    $      1,604
Miscellaneous Administrative Expenses(specify) 6390    $     11,361
--------------------------------------------------------------------------------
 Total Administrative Expenses                                      $   222,653
--------------------------------------------------------------------------------
Utilities Expense - 6400
Fuel Oil/Coa1                                  6420    $          O
Electricity(Light and Misc. Power)             6450    $     56,454
Water                                          6451    $     10,150
Gas                                            6452    $      5,293
Sewer                                          6453    $          O
--------------------------------------------------------------------------------
Total Utilities Expense                                             $    71,897
--------------------------------------------------------------------------------


*All amounts must be rounded     See auditors' report       form HUD-92410(7-91)
 to the nearest dollar;          and accompanying notes     ref handbook 4370.2
 $.50 and over, round up-
 $.49 and below, round down.

Operating and Maintenance Expenses - 6500
 Janitor and Cleaning Payroll                6510      $          0
 Janitor and Cleaning Supplies               6515      $        582
 Janitor and Cleaning Contract               6517      $          O
 Exterminating Payroll/Contract              6519      $      3,901
 Exterminating Supplies                      6520      $          O
 Garbage and Trash Removal                   6525      $      9,588
 Security Payroll/Contract                   6530      $          O
 Grounds Payroll                             6535      $     43,179
 Grounds Supplies                            6536      $          O
 Grounds Contract                            6537      $     35,200
 Repairs Payroll                             6540      $          O
 Repairs Material                            6541      $     34,107
 Repair Contract                             6542      $          O
 Elevator Maintenace Contract                6545      $          O
 Heating/Cooling Repairs and Maintenance     6546      $      1,236
 Swimming Pool Maintenance Contract          6547      $      1,944
 Snow Removal                                6548      $          O
 Decorating Payroll/Contract                 656O      $          0
 Decorating Supplies                         6661      $     50,336
 Other                                       6570      $      2,894
 Miscellaneous Operating & Maintenance
      Expense                                6590      $          O
--------------------------------------------------------------------------------
Total Operating & Maintenance Expenses                                $ 182,967
--------------------------------------------------------------------------------
Taxes and Insurance - 6700
 Real Estate  Taxes                          6710      $     81,398
 Payroll Taxes (FICA)                        6711      $      8,662
 Miscellaneous Taxes, Licenses and Permits   6719      $          O
 Property and Liability Insurance (Hazard)   6720      $      9,860
 Fidelity Bond Insurance                     6721      $          O
 Workmen's Compensation                      6722      $      2,820
 Health Insurance & Other Employee Benefits  6723      $     11,384
 Other Insurance (specify)                   6729      $          O
 Total Taxes and Insurance                                            $ 114,124
--------------------------------------------------------------------------------
Financial Expenses - 8800
Interest on Bonds Payable                    6810      $          O
Interest on Mortgage  Payable                6820      $    683,449
Interest on Notes Payable(Long Term)         6830      $          O
Interest on Notes Payable(Short-Term)        6840      $          O
Mortgage Insurance Premium/Service Charge    6850      $     62,050
Miscellaneous Financial Express              6890      $          O
Total Financial Expenses                                             $  745,499
--------------------------------------------------------------------------------
Elderly and Congregate Service Expenses - 6900
Total Service Expenses    Schedule Attached  6900                    $        O
 Total Cost of Operations Before Depreciation                        $1,337,140
 Profit(Loss) Before Depreciation                                    $   22,502
 Depreciation  (Total) - 6600 (specify)      6600                    $  215,841
 Operating Profit or (Loss)                                          $ (193 339)
Corporate or Mortgagor Entity Expenses - 7100
 Officer Salaries                            7110      $          O
 Legal Expenses (Entity)                     7120      $          O
 Taxes (Federal-State-Entity)               7130-32    $          O
 Other Expenses (Entity)                     7190      $          O
 Total Corporate Expenses                                            $        O
 Net Profit or (Loss)                                                $ (193,339)
--------------------------------------------------------------------------------
Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and/or civil penalties.

          Miscellaneous or other Income and Expense Sub-account Groups. If mis-cellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
--------------------------------------------------------------------------------
Part I
--------------------------------------------------------------------------------
1. Total principal payments required under the mortgage,
   even if payments under a Workout Agreement are less
   or more than those required under the mortgage.                   $   30,285
2. Replacement Reserve deposits required by the Regulatory
   Agreement or Amendments thereto, even if payments may
   be temporarily suspended or waived.                               $   25,533
3. Replacement or Painting Reserve releases which are
   included as expense items on this Profit and Loss
   Statement.                                                        $   21,037
4. Project Improvement Reserve Releases under the Flexi-
   bility Subsidy Program that are included as expense
   items on this Profit and Loss Statement.                          $        0
--------------------------------------------------------------------------------
                See auditors' report and accompanying notes      form HUD-92410

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1994



Balance, January 1, 1994                                       $[1,270,806]





Net 1oss                                                        [  193,339]
                                                                 ---------





Balance, December 31, 1994                                     $[l,464,145]
                                                                 =========











                   See auditors' report and accompanying notes

                                   FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1994


Cash flows from operating activities
------------------------------------
Revenues:
--------
  Rental receipts                                                $ 1,304,052
  Interest receipts                                                    1,544
  Other receipts                                                      43,008
                                                                 -----------

                                                                   1,348,604
                                                                 -----------

Expenses:
--------
  Administrative                                                      93,076
  Management fees                                                     67,133
  Utilities                                                           72,587
  Salaries and wages                                                 117,187
  Operating and maintenance                                          139,788
  Property taxes, insurance,
     and escrow deposits                                              88,020
  Miscellaneous taxes and insurance                                   16,338
  Interest on mortgage                                               683,679
  Insurance on mortgage                                               57,058
                                                                 -----------

                                                                   1,334,866
                                                                 -----------

     Net cash provided by operating activities                        13,738
                                                                 -----------

Cash flows from investing activities
------------------------------------
  Deposits into reserve for replacement                           [   27,065]
  Releases from reserve for replacement                               21,037
  Deposit into operating deficit escrow                           [       11]
                                                                 -----------

     Net cash used by investing activities                        [    6,039]
                                                                 -----------

Cash flows from financing activities
------------------------------------
  Mortgage principal payable                                      [   30,285]
  Received from affiliates                                            20,088
                                                                 -----------

     Net cash used by financing activities                        [   10,197]
                                                                 -----------

        Net decrease in cash                                      [    2,498]

Cash, [overdraft], beginning of year                              [   56,347]
                                                                 -----------

     Cash [overdraft], end of year                               $[   58,845]
                                                                 ===========






                   See auditors' report and accompanying notes

                                   FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                       STATEMENT OF CASH FLOWS [CONTINUED]
                      FOR THE YEAR ENDED DECEMBER 31, 1994




                          Increase [Decrease] In Cash


Cash flows from operating activities
------------------------------------
     Net loss                                                       $[193,339]
                                                                    ---------
     Adjustments to reconcile net loss to net
        cash provided by operating activities
           Depreciation and amortization                              215,841
           Increase in tenant accounts receivable                    [    183]
           Decrease in prepaid mortgage insurance                       4,992
           Decrease in tenant security deposits -
                held in trust                                           3,244
           Increase in mortgage escrow deposits                      [  6,754]
           Increase in accounts payable                                   690
           Decrease in accrued salaries                              [  3,122]
           Decrease in accrued mortgage interest                     [    230]
           Decrease in tenant security deposits -
                held in trust [contra]                               [      5]
           Decrease in deferred rent                                 [  7,396]
                                                                      -------

                    Total adjustments                                 207,077
                                                                      -------

                         Net cash provided by operating activities  $  13,738
                                                                      =======




                   See auditors' report and accompanying notes

                                      FAI, LTD.
                              WEATHERLY WALK APARTMENTS
                                PROJECT NO. 061-36634
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1994



A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES:
   ------------------------------------------------------------

   FAI, LTD., a Georgia Limited Partnership, was formed in July of 1988. The general and limited partners have ownership interests of 1% and 99%, respec-tively. The partnership was formed for the purpose of constructing and operating a rental housing project under Section 207 of the National Housing Act. Construction was completed in April of 1989, and the construction costs were certified through August 29, 1989. The project consists of 194 units located in Fayetteville, Georgia, and is currently operating under the name of Weatherly Walk Apartments. The project is regulated by the United States Department of Housing and Urban Development ["HUD"].

   The following significant accounting policies have been followed in the preparation of the financial statements:

   a. Property and Equipment:
      ----------------------

      Property and equipment is carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is included in operations.

      Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are as follows:

          Buildings and improvements                   40 years
          Office furniture                             12 years
          Fixtures                                     10 years

   b. Income Taxes:
      ------------

      No provision has been made for income taxes because each partner's proportionate share of the partnership income or loss is passed through to be included on the separate tax return of the partner.

   c. Capitalization:
      --------------

      Construction period interest and taxes have been capitalized and are being amortizd over the buildings' useful life of 40 years. The construction period interest and taxes being amortized are $619,110.

   d. Loan Costs:
      ----------

      Loan costs are being amortized on a straight-line basis over 40 years, the life of the loan.

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                    NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                DBCEMBER 31, 1994

B. OPERATING ESCROW:
   -----------------

   In accordance with the provisions of the equity loan agreement, restricted cash is held by Related Mortgage Company to be used to fund operating deficiencies.

         Balance, January 1, 1994                                 $480
         Interest earned                                            ll
         Service charge returned                                   -0-
                                                                   ---

         Balance, December 31, 1994                               $491
                                                                   ===

C. MORTGAGE PAYABLE:
   -----------------

   The mortgage payable in the original amount of $7,751,900 is insured by the Department of Housing and Urban Development and collateralized by a deed of trust on the rental property. The mortgage is payable to Related Mortgage Company, and bears interest at the rate of 8.95% per annum. Principal and interest are payable by the Partnership in monthly installments of $59,497 for a term of 480 months ending November of 2029.

   Under agreements with HUD, the Partnership is required to make monthly escrow deposits for insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

   The maturity of the mortgage payable is as follows:

     December 31,
     ------------

         1995                                        $  33,069
         1996                                           36,153
         1997                                           39,525
         1998                                           43,211
         1999                                           47,241
         2000 and thereafter                         7,423,439
                                                     ---------
                                                     7,622,638
         Less current portion                           33,069
                                                     ---------

                                                    $7,589,569
                                                    ==========

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                    NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                DECEMBER 31, 1994

D. NOTE PAYABLE:
   -------------

   The note payable in the original amount of $895,200 was obtained from Eagle Insured, L.P. The proceeds are designated for fees associated with financing, working capital deficiencies, and operating deficiencies. The note is non-interest bearing, but Eagle Insured, L.P. will receive 50% of future surplus cash flows from operations. The note is secured by the partners' interest in the partnership.

E. RELATED PARTY TRANSACTIONS:
   ---------------------------

   Dominion Management, Inc. represents the Partnership as the management agent for the apartment project. Management fees ca1culated at 5% of gross receipts have been paid from operations to Dominion Management, Inc. Of these, $61,678 was paid and $5,675 was accrued. E11iott Lewis and David Berkman, limited partners in FAI, Ltd., are major stockholders of Dominion Management, Inc.

   The Partnership owed $78,888 to HRA, Ltd., $2,200 to Dominion Holdings, Inc., $5,400 to BRA, Ltd., $2,000 to Dominion Management, Inc., and $12,783 to Arc Way, Ltd. at year end. The aforementioned partnerships and corporations share common owners.

F. RENTALS UNDER OPERATING LEASES:
   -------------------------------

   The rental lease periods for Weatherly Walk Apartments range from six months to one year. At December 31, 1994, monthly rent potential from the 194 units was approximately $115,510. The units were approximately 99% leased at December 31, 1994.

G. GOING CONCERN:
   --------------

   The Company has experienced recurring operating losses, working capital deficiencies, and negative cash flows which raises significant doubt about its ability to continue as a going concern. Management plans to obtain additional capital as needed and to reduce or delay expenditures. Significant doubt, however, remains about the partnership's ability to continue as a going concern for a reasonable period of time.

                                 SUPPORTING INFORMATION

                                      FAI, LTD.
                              WEATHERLY WALK APARTMENTS
                                PROJECT N0. 061-36634
                               SUPPORTING INFORMATION
                                  DECEMBER 31, 1994

[a] Schedule of Funds in Financial Institutions:
------------------------------------------------

  Funds Held by Mortgagor:
     a. Petty cash                                                    $     200
     b. Wachovia Bank,
            Regular Operating Account:
               Account No. 17537029                                    [ 59,045]
                                                                       ---------
                                                                       [ 58,845]

  Funds Held by Mortgagor in Trust:
     a. Wachovia Bank,
            Tenant Security Deposit Account:
               Account No. 12403428                                      38,881
                                                                       ---------
                Total Funds Held by Mortgagor                         $[ 19,964]
                                                                       =========

Funds Held by Mortgagee:
     a. Tax and Insurance Bscrow, Chemical Bank                        $ 30,354
     b. Reserve Fund for Replacements, Chemical Bank                     69,990
     c. Operating Deficit Escrow, Chemical Bank                             491
                                                                        -------
               Total Funds Held by Mortgagee                          $ 100,835
                                                                        =======

    The cash balances were confirmed at December 31, 1994, with the exception of petty cash.

[b] Accounts Receivable - Current [From Regular Tenants]:
    -----------------------------------------------------

          Delinquent                Number of                          Past Due
            Period                   Tenants                            Amount
          ----------                ---------                          --------

           0 - 30 days                 4                               $    686
          30 - 60 days                 6                                    810
                                                                       --------
                                                                       $  1,496
                                                                       ========
[c] Mortgage Escrow Deposits:
    -------------------------

    The estimated amounts required as of December 31, 1994, for future payment of property taxes, mortgage insurance premiums and hazard insurance premiums are as follows:

     Property taxes                                                    $ 6,783
     Hazard insurance                                                    9,860
     Mortgage insurance                                                  4,755
                                                                       -------
                                                                        21,398

     Balance, December 31, 1994 Confirmed by Mortgagee                  30,354
                                                                       -------
     Amount on Deposit in Excess of Estimated Requirements             $ 8,956
                                                                       =======

                                    FAI, LTD
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
               SUPPORTING INFORMATION REQUIRED BY HUD [CONTINUED]
                                DECEMBER 31, 1994

[d] Reserve for Replacement:
    -----------------------

    In accordance with the provisions of the regulatory agreement, restricted cash is held by Related Mortgage Company to be used for future replacement of project assets:

        Balance, January 1, 1994                                    $ 63,962
        Monthly deposits  [$2,127.75 x 12]                            25,533
        Interest earned                                                1,532
        Disbursements                                                [21,037]
                                                                    --------
        Balance, December 31, 1994 Confirmed by mortgagee           $ 69,990
                                                                    ========

    The following information pertains to Reserve for Replacement reimbursement requests that were authorised:

                                    Amount of     Account        Fiscal Year
       Puroose of Request            Request      Charged         Affected
       ------------------            -------      -------         --------

       Chimney cap repair            $ 2,500        6541      December 31, 1994
       Roof repair                     2,700        6541      December 31, 1994
       Painting                        1,000        6541      December 31, 1994
       Plumbing                        2,000        6541      December 31, 1994
       Carpet/vinyl flooring          12,837        6561      December 31, 1994
                                      ------
       Total reimbursements          $21,037
                                     =======

[e] Tenant Security Deposits - Held in Trust:
    -----------------------------------------

    Tenant security doposits are held in a separate bank account in the name of the Project.

[f] Accounts Payable [other than trade creditors]:
    ----------------------------------------------

                                        NONE

[g] Accrued Taxes:
    --------------
                                        NONE
[h] Deferred Rent:
    --------------
                                        NONE

[i] Compensation of Partners:
    -------------------------

    No compensation was paid to the partners of FAI, Ltd. for the year ended December 31, 1994.

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
               SOPPORTING INFORMATION REQUIRED BY HUD [CONTINUED]
                                DECEMBER 31, 1994

[j] Licensing Requirements:
    -----------------------

    HABIF, AROGETI & WYNNE, P.C., Certified Public Accountants and/or individual stockholders meet all licensing requirements of the Georgia State Board of Accountancy.

    Lead Auditor: Timothy F. Kercheval, Stockholder
    Address:      Habif, Arogeti & Wynne, P.C.
                  1073 W. Peachtree Street
                  Atlanta, Georgia 30309
                  Phone # (404) 892-9651
                  FEI # 58-1237286

[k] Activity on Underlying HUD Mortgage:
    ------------------------------------

          Principal balance, January 1, 1994                      $7,652,923

          Principal paid during the year                              30,285
                                                                  ----------
          Principal balance, December 31, 1994                    $7,622.638
                                                                  ==========
          Interest paid during the year                           $  683,449
                                                                  ==========
[l] Management Fees:
    ----------------

    Management fees are computed at 5% of the revenues collected each month. Any portion of the management fees not paid during the year is included in the accrued management fees as of December 31, 1994. The management fees are computed as follows:

         Revenues per statement of cash flows                    $ 1,348,604

         Changes in other items affecting cash basis revenues:

         Interest income                                           [   1,544]
                                                                   ---------
         Income used for calculation of management fee             1,347,060

         Management fee percentage                                         5%
                                                                   ---------
         Actual management fees [to HUD Form 92410; Line 6320]        67,353

         Increase in accrued management fees
         [included in accounts payable]                                  220
                                                                   ---------
         Management fee paid [to statement of cash flows]         $   67,133
                                                                   =========

         The management fee taken by the management company may be reconciled from the accrual basis fee to the cash actually disbursed for management fees as follows:

           Actual management fee [To HUD Form 92410; Line 6320] $ 67,353 Decresse in accrued management fees
               [included in accounts payable]                            552
                                                                   ---------
           Total management fees paid [to statement
               of cash flows]                                     $   66,801
                                                                   =========

                                      FAI, LTD.
                              WEATHERLY WALK APARTMENTS
                                PROJECT NO. 061-36634
                 SUPPORTING INFORMATION REQUIRED BY HUD [CONTINUED]
                                  DECEMBER 31, 1994

    .

[m] Identity-of-Interest Transactions:
    ----------------------------------

                                                                Fees Paid to
         Related Party            Relationship                 Related Party
         -------------            ------------                 -------------

    Dominion Management, Inc. Major stockholders are
                                  also partners in FAI,
                                  Ltd.                             $67,353
                                                                   =======

                                                                 Payables to
                                                              Related Parties
                                                              ---------------
    Arc Way, Ltd.             Similar ownership                   $ 12,783
    HRA, Ltd.                 Similar ownership                     78,888
    BRA, Ltd.                 Similar ownership                      5,400
    Dominion Holdings, Inc.   Major atockholders are
                                also partners in FAI, Ltd.           2,200
    Dominion Management, Inc. Major atockholders are
                                also partners in FAI,Ltd.            2,000
                                                                     -----
                                                                  $101,271
                                                                  ========
[n] Unauthorized Distributions to Partners:
    ---------------------------------------

                               NONE

[o] Other Revenue and Miscellaneous Administrative Expenses:
    --------------------------------------------------------

    Other revenue consists of the following:

     Rent increase/decrease                                       $[ 5,644]
     Refund of fees                                                [   185]
     Application fee                                                 8,713
     Less cancellation fee                                           9,827
     Month to month surcharge                                        8,216
     Pet fees                                                        3,500
                                                                  --------
     Total other revenue [To HUD Form 92410; line 5990]           $ 24,427
                                                                  ========

    Miscellaneous administrative expenses consist of the following:

     Background checks                                            $     37
     Uniforms                                                        2,219
     Employee welfare                                                3,638
     Education expenses                                              5,097
     Travel and entertainment                                          370
                                                                  --------
        Total Miscellaneous Administrative Expenses
           [To HUD Form 92410; line 6390]                         $ 11,361
                                                                  ========



                                                                              FAI, LTD.
                                                                      WEATHERLY WALK APARTMENTS
                                                                        PROJECT NO. 061-36634
                                                         SUPPORTING INFORMATION REQUIRED BY HUD [CONTINUED]
                                                                        DEPRECIATION SCHEDULE
                                                                          DECEMBER 31, 1994

[p] Changes in Property and Equipment:
    ----------------------------------
    For The Year Ended December 31, 1994:
    -------------------------------------


                                            ASSETS                                 ACCUMULATED DEPRECIATION
                        ---------------------------------------------     ------------------------------------------
                                                                                                                          Net Book
                        Balance,                             Balance,     Balance,                          Balance,      Value,
                        January                              December     January     Current               December      December
                        1, 1994     Additions  Deductions    31, 1994     1, 1994   Provisions  Deductions  31, 1994      31, 1994
                        -------     ---------  ----------    --------     -------   ----------  ----------  --------      --------

Land                 $  810,000         $-0-      $-0-      $  810,000   $    -0-    $    -0-      $ -O-    $      -0-    $  810,000

Buildings and
   improvements       6,979,107          -0-       -0-       6,979,107    797,783     174,481        -0        972,264     6,006,843

Office furniture         14,750          -0-       -0-          14,750      6,299       1,229        -0-         7,528         7,222

Fixtures                348,089          -0-       -0-         348,089    153,740      34,807        -0-       188,547       159,542
                        -------         ----      ----         -------    -------      ------         -        -------       -------

   TOTALS            $8,151,946         $-0-      $-0-      $8,151,946   $957,822    $210,517      $ -0-    $1,168,339    $6,983,607
                     ==========         ====      ====      ==========   ========    ========      =====    ==========    ==========

      Depreciation deduction                                  $210,517

      Amortization deduction                                     5,324
                                                                 -----

      Total to HUD form 92410; Line 6600                      $215,841
                                                              ========


                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                      HOUSING-FEDERAL HOUSING COMMISSIONER
         OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY
        COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

PROJECT NAME                  FISCAL PERIOD ENDED           PROJECT NUMBER

FAI, Ltd., Weatherly Walk              December31, 1994         061-36634

                         PART A-COMPUTE SURPLUS CASH

 1. Cash (Accounts 1110,1120, 1191, 1192)                   $ (19,964)
 2. Tenant Subsidy Vouchers due for Fiscal Period           $       0
 3. Other (describe)                                        $       0
    (a) Total Cash (Add lines 1,2 and 3)                              $ (19,964)
 4. Accrued Mortgage Interest Payable                       $  57.943
 5. Delinquent Mortgage Principal Payments                  $       0
 6. Delinquent Deposits to Reserve for Replacements         $       0
 7. Accounts Payable (due within 30 days)                   $  21,106
 8. Loans and Notes Payable (due within 30 days)            $       0
 9. Deficient Tax Insurance or MIP Escrow Deposits          $       0
10. Accrued Expenses (not escrowed)                         $   5,069
11. Prepaid Rents (account 2210)                            $       0
12. Tenant Security Deposits Liability (Account 2191)       $  38,590
13. Other(describe)                                         $       0
    (b) less Total Current Obigations (add lines 4 through 13)        $ 122,708
    (c) Surplus Cash (Deficiency) (line (a) minus line (b))           $(142,672)
--------------------------------------------------------------------------------
PART B COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
--------------------------------------------------------------------------------
1.  Surplus Cash                                                      $     NONE
2a. Annual Distribution Earned During Fiscal Period Covered
     by the Statement.                                      $ 0
2b. Distribution Accrued and Unpaid as of the End of the
     Prior Fiscal Period.                                   $ 0
2c. Distributions Paid During Fiscal Period Covered by
     Statement                                              $ 0
3. Amount to be Carried on Balance Sheet as Distribution
      Earned but Unpaid.                                    $ 0
4. Amount Availabie for Distribution During Next Fiscal Period        $     NONE
5. Deposit Due Residual Receipts (Must be deposited with Mortgagee
     within 60 days )                                                 $     NONE

          PREPARED BY                                  REVIEWED BY
   LOAN TECHNICIAN                   LOAN SERVICER

   DATE                              DATE

                                                                HUD-93486(12-80)

                 [ Letterhead of HABIF, AROGETI & WYNNE, P.C. ]
                                   Certified Public Accountants


            INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL STRUCTURE
            ----------------------------------------------------------



To the Partners
FAI, Ltd.

We have audited the financial statements of FAI, LTD., WEATHERLY WALK APARTMENTS, HUD Project No. 061-36634, as of and for the year ended December 31, 1994, and have issued our report thereon dated February 24, 1995. We have also audited FAI, LTD.'s compliance with requirements applicable to major HUD-assisted programs and have issued our reports thereon dated February 24, 1995.

We conducted our audits in accordance with generally accepted auditing atandards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether FAI, LTD. complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

In planning and performing our audits for the year ended December 31, 1994, we considered FAI, LTD.'s internal control structure in order to determine our auditing procedures for the purpose of expressing our opinions on FAI, LTD.'s basic financial statements and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the Guide.

The management of FAI, LTD. is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benifits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with manage-ment authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regula-tions. Because of inherent limitations in any internal control structure, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.


                                   MEMBERS

GEORGIA SOCIETY OF      AMERICAN INSTITUTE OF    AICPA DIVISION FOR CPA FIRMS

                         INDEPENDENT AUDITORS' REPORT ON
                         -------------------------------
                      INTERNAL CONTROL STRUCTURE (CONTINUED)
                      --------------------------------------


For the purpose of this report, we have classified the significant internal control structure policies and procedures in the following categories.


     Accounting applications
     -----------------------

        Cash receipts/Revenue
        Purchases/Cash disbursements
        Payroll


     Specific compliance requirements
     --------------------------------

        Affirmative fair housing
        Mortgage status
        Replacement reserve
        Security deposits
        Cash receipts
        Cash disbursements
        Tenant application, eligibility, and recertification
        Management functions
        Federal financial reports

For all of the internal control structure categories listed above, we obtained an understanding of the design of relevant policies and procedures and determined whether they have been placed in operation, and we assessed control risk.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of interna1 control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific and common requirements applicable to FAI, LTD.'s major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policy and procedures. Accordingly, we do not express such an opinion.

                         INDEPENDENT AUDITORS' REPORT ON
                         -------------------------------
                     INTERNAL CONTROL STRUCTURE (CONTINUED)
                     --------------------------------------

We noted no matters involving the internal control structure and its operation that we consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control structure that, in our judgment, could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the aasertions of FAI, LTD. in the financial statements or to administer HUD-assisted programs in accordance with applicable laws and regulations.

A material weakness is a reportable condition in which the design or operation of one or more of the internal control structure elements doea not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control atructure that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

Atlanta, Georgia
                              /s/  HABIF, AROGETI & WYNNE, P.C.
February 24, 1995

                 [ Letterhead of HABIF, AROGETI & WYNNE, P.C. ]
                                   Certified Public Accountants


            INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
            --------------------------------------------------------
               REQUIREMENTS APPLICABLE SO AFFIRMATIVE FAIR HOUSING
               ---------------------------------------------------




To the Partners
FAI, Ltd.


We have audited the financial statements of FAI, LTD., WEATHERLY WALK APARTMENTS, HUD Project No. 061-36634, as of and for the year ended December 31, 1994, and have issued our report thereon dated February 24, 1995. In addition, we have audited FAI, LTD.'s compliance with the apecific program requirements governing

            Mortgage status
            Replacement reserve
            Security deposits
            Cash receipts
            Cash disbursements
            Tenant application, eligibility, and recertification
            Management functions
            Federal financial reports

that are applicable to each of its major HUD-assisted programs, for the year ended December 31, 1994. The management of FAI, LTD. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Controller General of the United States, and the July 1993 Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a teat basis, evidence about FAI, LTD.'s compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed instances of noncompliance with the requirements referred to above, which are described in the acccompanying schedule of findings and questioned costs. We considered these instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

In our opinion, FAI, LTD. complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1994 with the exception of those items noted on the accompanying schedule of findings and questioned costs.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report ia a matter of public record and its distribution is not limited.


Atlanta, Georgia
                              /s/  HABIF, AROGETI & WYNNE, P.C.
February 24, 1995



                                   MEMBERS

GEORGIA SOCIETY OF      AMERICAN INSTITUTE OF    AICPA DIVISION FOR CPA FIRMS

                                    FAI, LTD.
                            WEATHERLY WALK APARIMENTS
                              PROJECT NO. 061-36634
                    SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                                DECEMBER 31, 1994


Finding #1:
-----------


Statement of Condition:
-----------------------

The security deposit liability was fully funded for the last half of the year. However, transfers were made which caused the liability to be underfunded during the first of the year. In accordance with HUD 4370.2 Section 2-9, the security deposit escrow should meet or exceed the liability throughout the year.

Criteria:
---------

The audited should maintain a security deposit escrow balance at least equal to the liability.

Effects:
--------

During the first of the year, adequate funds were not maintained in the partnership's security deposit escrow account to cover the liability required. Adequate balances were maintained for the last half of the year.

Cause:
------

Funds were transferred between cash accounts.


Recommendation:
---------------

Disbursments from the security deposit escrow account shoud be limited to security deposit refunds and forfeitures.

                 [ Letterhead of HABIF, AROGETI & WYNNE, P.C. ]
                                   Certified Public Accountants


            INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
            --------------------------------------------------------
               REQUIREMENTS APPLICABLE SO AFFIRMATIVE FAIR HOUSING
               ---------------------------------------------------

To the Partners
FAI, Ltd.

We have audited the financial statements of FAI, LTD., WEATHERLY WALK APARTMENTS, HUD Project No. 061-36634, as of and for the year ended December 31, 1994, and have issued our report thereon dated February 24, 1995.

We have applied procedures to test FAI, LTD.'s compliance with the affirmative fair housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1994.

Our procedures were limited to the applicable compliance requirements described in the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on FAI, LTD.'s compliance with the requirements listed in the preceding paragraph. Accordingly, we do not express such an opinion.

With respect to the items tested, the results of those procedures disclosed no material instances of noncompliance with the affirmative fair housing requirements. With respect to items not tested, nothing came to our attention that caused us to believe that FAI, LTD. had not complied, in all material respects, with those requirements.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

Atlanta, Georgia
                              /s/  HABIF, AROGETI & WYNNE, P.C.
February 24, 1995




                                   MEMBERS

GEORGIA SOCIETY OF      AMERICAN INSTITUTE OF    AICPA DIVISION FOR CPA FIRMS

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                              PROJECT NO. 061-36634
                  AUDITORS COMMENTS ON AUDIT RESOLUTION MATTERS
                            RELATING TO HUD PROGRAMS
                                DECEMBER 31, 1994


A.   DECEMBER 31, 1993 AUDIT FINDINGS:
     ---------------------------------

    The 1993 audit findings resolved are as follows:

    Finding #1:
    -----------

    The security deposit liability was fully funded for the last half of the year. However, transfers were made which caused the liability to be underfunded during the first of the year.

    Finding #2:
    -----------

    The partnership has developed the ability to maintain their records on the HUD chart of accounts concurrently with their own.


    Finding #3:
    -----------

    The partnership added a controller and moved their accounting functions in-house to facilitate accurate and timely reporting.


B.  HUD MANAGEMENT REVIEW AND PHYSICAL INSPECTION PERFORMED ON APRIL 22, 1994:
    --------------------------------------------------------------------------

    All findings noted on prior management review and physica1 inspections have been addressed by the project prior to December 31, 1994.

                                   FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                             PROJECT NO. 061-36634
                               DECEMBER 31, 1994



                         MANAGEMENT AGENT CERTIFICATION
                         ------------------------------

We have reviewed the accompanying financial statements and supporting information of FAI, LTD. and, to the best of our knowledge and belief, the same are complete and accurate.



                              DOMINION MANAGEMENT CORP.
                              3190 NE Expressway
                              Atlanta, Georgia 30341
                              (404) 455-6233
                              FEI #58-1803075

                              /s/ Tammy Glaser         2-28-85
                              --------------------     -------
                              Signature                Date


                              President
                              --------------------
                              Title

                                    FAI, LTD.
                            WEATHERLY WALK APARTMENTS
                               PROJECT NO. 061-36634
                                DECEMBER 31, 1994


                            MORTGAGOR'S CERTIFICATION
                            -------------------------




We hereby certify that we have examined the accompanying financial statements and supporting information of FAI, LTD., and, to the best of our knowledge and belief, the same are complete and accurate.



                            FAI, LTD.
                            Ealco, Inc.
                            A Georgia Corporation
                            Corporate General Partner



                         By: /s/ Elliott Lewis       2-28-95
                            ------------------      ---------
                            Elliott Lewis            Date
                            President


Owning Partnership Employer
Identification Number 58-1805795

                                                                        Logo
                                                                        DOMINION


                                    FAI, Ltd.
                            Weatherly Walk Apartments
                              Project No. 061-36634
                             Corrective Action Plan
                To the Schedule of Findings and Questioned Costs
                                December 31, 1994





    Finding 1:
    ----------

    The security deposit liability was fully funded throughout the last half of the year. The liability will continue to be funded.

                                                                            Logo
                                                                        DOMINION

                                    FAI, Ltd.
                            Weatherly Walk Apartments
                              Project No. 061-36634
                        Status of Corrective Action Plan
                             On Prior Year Findings
                                 December 31, 1994









Finding 1:
----------

The security deposit liability was fully funded at the end of the year.



Finding 2:
----------

The HUD Chart of Accounts was implemented for use effective January 1, 1994.



Finding 3:
----------

Accurate financial statement information was reported timely on a monthly basis. This has been achieved by the hiring of a
Controller and bringing the financial statement reporting
inhouse.
                                       29

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
------------------------------------------------------------------------------------------------------------------------------------

 2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if payments may he temporarily
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

                                December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

     The estimated lives used in determining depreciation are:

     Land improvements                                    15 years
     Buildings                                            30 years
     Building equipment - fixed                            7 years
     Maintenance equipment                                 7 years

     The Partnership reviews its rental property for possible impairment at least annually, and more frequently if circumstances warrant. If this review indicates that the carrying amount of the property may not be recoverable, the Partnership estimates the future cash flows expected to result from the operations of the property and its eventual sale. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, it is written down to its estimated fair value.

     The expected future cash flows used in this process rely upon estimates and assumptions, including expense growth, occupancy, rental rates, and market capitalization rates. The general partner believes that the estimates and assumptions used are appropriate. However, changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, resulting in revised cash flow projections. This, in turn, could lead to future write-downs, which could be material. No write-downs for impairment have been recorded as of December 31, 1996.

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

NOTE E - OTHER REVENUE (ACCOUNT NO. 5990)

     Other revenue consists of the following:

               Processing fees                                       $  9,255
               Miscellaneous                                            1,128
                                                                     --------
                                                                     $ 10,383
                                                                     ========

NOTE F - MISCELLANEOUS ADMINISTRATIVE EXPENSES (ACCOUNT NO. 6390)

Miscellaneous administrative expenses consist of the following:

               Uniforms                                              $    784
               Training                                                 1,164
               Personnel expense reimbursement                          1,110
               Tenant relations                                         7,666
               Travel and entertainment                                   855
               Computer expense                                         3,594
               Professional fees                                        1,470
               Miscellaneous                                              521
               Dues and subscriptions                                   2,310
                                                                     --------
                                                                     $ 19,474
                                                                     ========
                                     - 15 -

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia. Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 1996

NOTE G - OTHER EXPENSES (ENTITY) (ACCOUNT NO. 7190)

Other expenses consist of the following:

               Interest expense on second mortgage payable          $ 288,232
                                                                    =========

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      WALSH/CROSS CREEK LIMITED PARTNERSHIP
                          (A MAJORITY-OWNED SUBSIDIARY
                        OF CROSS CREEK OF COLUMBIA, INC.)

                                DECEMBER 31, 1995

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

                  [ LETTERHEAD OF REZNICK FEDDER & SILVERMAN ]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Walsh/Cross Creek Limited Partnership

         We have audited the accompanying balance sheet of Walsh/Cross Creek Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walsh/Cross Creek Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ REZNICK FEDDER & SILVERMAN

Boston, Massachusetts
February 15, 1996

                      Walsh/Cross Creek Limited Partnership
         (a majority-owned subsidiary of Cross Creek of Columbia, Inc.)

                                  BALANCE SHEET

                                December 31, 1995

                                     ASSETS

CURRENT ASSETS
1110    Petty cash                                                $     1,250
1120    Cash in bank                                                   26,035
1130    Tenant accounts receivable                                      1,528
1240    Prepaid property insurance                                     39,647
                                                                   ----------
                Total current assets                                   68,460

DEPOSITS HELD IN TRUST - FUNDED
1191    Tenant security deposits                                       78,842

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310    Mortgage escrow deposits                 $   132,871
1320    Reserve for replacements                      18,084          150,955
                                                  ----------

RENTAL PROPERTY
1410    Land                                       3,020,604
1420    Buildings and improvements                15,080,524
1430    Building equipment-fixed                      20,643
1450    Personal property                            694,940
                                                  ----------
                                                  18,816,711
        Less accumulated depreciation              3,317,277       15,499,434
                                                  ----------

OTHER ASSETS
1901    Mortgage costs, less accumulated
          amortization of $149,453                                    975,261
                                                                   ----------
                                                                  $16,772,952
                                                                   ==========



                                                                  (continued)

                      Walsh/Cross Creek Limited Partnership
         (a majority-owned subsidiary of Cross Creek of Columbia, Inc.)

                             BALANCE SHEET-CONTINUED

                                December 31, 1995

                        LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
2110   Accounts payable                                           $   50,593
2130   Accrued interest payable-mortgage                             128,189
2165   Advances from general partner                               2,929,512
2190   Management fees payable                                       215,253
2210   Rent deferred credits                                           5,916
2320   Mortgage payable- current maturities                           80,603
                                                                   ---------
          Total current liabilities                                3,410,066

DEPOSITS LIABILITIES
2191   Tenant security deposits (contra)                              75,556

LONG-TERM LIABILITIES
2310   Equity loan                      $ 1,783,900
2320   Mortgage payable, net of
         current maturities              17,106,744
2321   Note payable                       3,060,000               21,950,644
                                         ----------

CONTINGENCY                                                                -


3130   PARTNERS' DEFICIT                                          (8,663,314)
                                                                  -----------
                                                                 $16,772,952
                                                                  ===========




                                               See notes to financial statements

Statement of             U.S. Department of Housing
Profit and Loss          and Urban Development
                         Office of Housing
                         Federal Housing Commissioner
                                         OMB Approval No. 2502-0052(exp.8/31/92)

Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S.
Department of Housing and Urban Development, Washington, D.C. 20410-3600, and to the Office of Management and Budget Paperwork
Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.


For Month/Period                          Project Number:                              Project Name:
Beginning:  1/1/95       Ending: 12/31/95                                                     Walsh/Cross Creek Limited Partnership
                                                                                       (a majority-owned subsidiary of
                                                                                       Cross Creek of Columbia, Inc.
-------------------------------------------------------------------------------------------------------------------------------

Part I                           Description of Account                  Account No.        Amount*
-------------------------------------------------------------------------------------------------------------------------------

                Apartments or Member Carrying Charges (Coops)                5120    $    2,917,690
                Tenant Assistance Payments                                   5121    $         -
     Rental     Furniture and Equipment                                      5130    $         -
     Income     Stores and Commercial                                        5140    $         -
      5100      Garage and Parking Spaces                                    5170    $         -
                Flexible Subsidy Income                                      5180    $         -
                Miscellaneous (Specify)                                      5190    $         -
                Total Rent Revenue   Potential at 100% Occupancy                                         $    2,917,690
                Apartments                                                   5220    $      (80,858)
                Furniture and Equipment                                      5230    $         -
    Vacancies   Stores and Commercial                                        5240    $         -
      5200      Garage and Parking Spaces                                    5270    $         -
                Miscellaneous (Specify)                                      5290    $         -
                Total Vacancies                                                                          $      (80,858)
                Net Rental Revenue   Rent Revenue Less Vacancies                                         $    2,836,832
                Elderly and Congregate Services Income-5300
                Total Service Income (Schedule Attached)                     5300    $                   $          -
                Interest Income-Project Operations                           5410    $        3,591
    Financial   Income from Investments-Residential Receipts                 5430    $         -
     Revenue    Income from Investments-Reserve for Replacement              5440    $          392
      5400      Income from Investments-Miscellaneous                        5490    $         -
                Total Financial Revenue                                                                  $        3,983
                Laundry and Vending                                          5910    $        6,839
                NSF and Late Charges                                         5920    $         -
      Other     Damages and Cleaning Fees                                    5930    $         -
     Revenue    Forfeited Tenant Security Deposits                           5940    $        2,642
      5900      Other Revenue (Specify)                                      5990    $       12,429
                Processing fee, Miscellaneous
                Total Other Revenue                                                                      $       21,910
                Total Revenue                                                                            $    2,862,725
                Advertising                                                  6210    $       12,141
                Other Renting Expenses                                       6250    $       20,522
                Office Salaries                                              6310    $       87,469
                Office Supplies                                              6311    $        7,423
                Office or Model Apartment Rent                               6312    $         -
 Administrative Management Fee                                               6320    $      155,260
    Expenses    Manager or Superintendent Salaries                           6330    $       66,441
    6200/6300   Manager or Superintendent Rent Free Unit                     6331    $         -
                Legal Expenses (Project)                                     6340    $          988
                Auditing Expenses (Project)                                  6350    $        8,600
                Bookkeeping Fees/Accounting Services                         6351    $         -
                Telephone and Answering Services                             6360    $        8,704
                Bad Debts                                                    6370    $       30,731
                Miscellaneous Administrative Expenses (Specify)              6390    $       20,280
                Total Administrative Expenses                                                            $      418,559
                Fuel Oil/Coal                                                6420    $         -
    Utilities   Electricity                                                  6450    $       48,116
     Expense    Water                                                        6451    $       33,762
      6400      Gas                                                          6452    $         -
                Sewer                                                        6453    $       50,905
                Total Utilities Expense                                                                  $      132,783
                Janitor and Cleaning Payroll                                 6510    $         -
                Janitor and Cleaning Supplies                                6515    $        1,181
                Janitor and Cleaning Contract                                6517    $         -
                Exterminating Payroll/Contract                               6519    $         -
                Exterminating Supplies                                       6520    $        4,513
                Garbage and Trash Removal                                    6525    $        3,947
                Security Payroll/Contract                                    6530    $        1,922
                Grounds Payroll                                              6535    $       18,089
                Grounds Supplies                                             6536    $        5,400
  Operating and Grounds Contract                                             6537    $       76,525
   Maintenance  Repairs Payroll                                              6540    $       19,317
    Expenses    Repairs Material                                             6541    $        6,952
      6500      Repairs Contract                                             6542    $      125,879
                Elevator Maintenance/Contract                                6545    $         -
                Heating/Cooling Repairs and Maintenance                      6546    $        4,007
                Swimming Pool Maintenance/Contract                           6547    $         -
                Snow Removal                                                 6548    $          167
                Decorating Payroll/Contract                                  6560    $         -
                Decorating Supplies                                          6561    $       79,387
                Other                                                        6570    $           58
                Miscellaneous Operating and Maintenance Expenses             6590    $         -
                Total Operating and Maintenance Expenses                                                 $      347,344
                Real Estate Taxes                                            6710    $      175,211
                Payroll Taxes (FICA)                                         6711    $       16,586
                Miscellaneous Taxes, Licenses and Permits                    6719    $         (528)
    Taxes and   Property and Liability Insurance (Hazard)                    6720    $       35,262
    Insurance   Fidelity Bond Insurance                                      6721    $         -
      6700      Workmen's Compensation                                       6722    $         -
                Health Insurance & Other Employee Benefits                   6723    $       34,981
                Other Insurance (Specify)                                    6729    $         -
                Total Taxes and Insurance                                                                $      261,512
                Interest on Bonds Payable                                    6810    $         -
                Interest on Mortgage Payable                                 6820    $    1,534,921
    Financial   Interest on Notes Payable (Long-Term)                        6830    $
    Expenses    Interest on Notes Payable (Short-Term)                       6840    $         -
      6800      Mortgage Insurance Premium/Service Charge                    6850    $      129,116
                Miscellaneous Financial Expenses                             6890    $         -
                Total Financial Expenses                                                                 $    1,664,037
    Elderly &   Total Service Expenses-Schedule Attached                     6900                        $         -
   Congregate   Total Cost of Operations Before Depreciation                         $                   $    2,824,235
     Service    Profit (Loss) Before Depreciation                                    $                   $       38,490
    Expenses    Depreciation (Total)-6600 & Amortization                     6600    $                   $      641,882
      6900      Operating Profit or (Loss)                                                               $     (603,392)
                Officer Salaries                                             7110    $         -
  Corporate or  Legal Expenses (Entity)                                      7120    $         -
    Mortgagor   Taxes (Federal-State-Entity)                               7130-32   $         -
     Entity     Other Expenses (Entity)                                      7190    $      305,388
      7100      Total Corporate Expenses                                                                 $      305,388
                Net Profit or (Loss)                                                                     $     (908,780)



Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and/or civil penalties (18 U.S.C. 1001,
1010, 1012; 31 U.S.C. 3729, 3802) Miscellaneous or other Income and Expenses Sub-account Groups. If miscellaneous or other Income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

Part II

1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less
   or more than those required under the mortgage.                                                                 $    73,906

2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if payments
   may be temporarily suspended or waived.                                                                         $    52,260

3. Replacement or Painting Reserve releases which are included as expense items on the Profit and Loss
   statement.                                                                                                      $    47,275

4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items
   on this Profit and Loss tatement.                                                                               $       N/A

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Form  HUD-92410

                                                                 Page 2 of 2


                                                                                                  See notes to financial statements





                      Walsh/Cross Creek Limited Partnership

                         STATEMENT OF PARTNERS' DEFICIT

                          Year ended December 31, 1995


                                                                                            Special
                                        General partners        Limited partners        limited partners          Total
                                        ----------------        ----------------        ----------------          -----
Partners' deficit, beginning             $ (5,815,901)           $ (1,938,633)           $          -         $(7,754,534)

Contributions                                     -                       -                         -                 -

Distributions                                     -                       -                         -                 -

Net loss                                     (227,195)               (681,584)                      -            (908,779)
                                          -----------             -----------              -------------     ------------


Partners' deficit, end                   $ (6,043,096)           $ (2,620,217)            $         -         $(8,663,313)
                                          ===========             ===========              =============      ===========




                                                                                               See notes to financial statements

                      Walsh/Cross Creek Limited Partnership
         (a majority-owned subsidiary of Cross Creek of Columbia, Inc.)

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1995


Cash flows from operating activities
  Rental income received                                          $ 2,808,687
  Interest received                                                     3,591
  Other income received                                                21,910
  Administrative expenses paid                                        (96,536)
  Management fees paid                                               (154,138)
  Utilites paid                                                      (129,467)
  Salaries and wages paid                                            (191,315)
  Operating and maintenance paid                                     (308,230)
  Real estate taxes paid                                             (175,211)
  Payroll taxes paid                                                  (16,586)
  Property insurance paid                                             (38,170)
  Other taxes and insurance paid                                      (34,453)
  Interest paid on mortgage payable                                (1,541,890)
  Interest paid on note payable                                      (340,897)
  Mortgage insurance premium paid                                    (129,116)
  Decrease in mortgage escrow deposits                                  8,570
  Net tenant security deposits paid                                      (941)
                                                                    ----------
          Net cash used in operating activities                      (314,192)
                                                                    ----------
Cash flows from investing activities
  Deposits to reserve for replacements                                (52,260)
  Withdrawals from reserve for replacements                            47,275
  Investment in rental property                                       (23,210)
                                                                    ----------
          Net cash used in investing activities                       (28,195)
                                                                    ----------
Cash flows from financing activities
  Mortgage principal payments                                         (73,906)
  Advances from general partners                                      416,744
                                                                    ----------
          Net cash provided by financing activities                   342,838
                                                                    ----------
          NET INCREASE IN CASH                                            451

Cash, beginning                                                        26,834
                                                                    ----------
Cash, ending                                                      $    27,285
                                                                    ==========



                                                                     (continued)

                      Walsh/Cross Creek Limited Partnership
         (a majority-owned subsidiary of Cross Creek of Columbia, Inc.)

                        STATEMENT OF CASH FLOWS-CONTINUED

                          Year ended December 31, 1995




Reconciliation of net loss to net cash
used in operating activities
 Net loss                                                          $(908,780)
 Adjustments to reconcile net loss to net cash
 used in operating activities
    Depreciation                                                     609,697
    Amortization                                                      32,185
    Interest received on reserve for replacements                       (392)
    (Increase) decrease in assets
         Tenant accounts receivable                                     (234)
         Due from related party                                       (1,780)
         Prepaid expenses                                             (2,908)
         Tenant security deposits-net                                   (941)
         Mortgage escrow deposits                                      8,570
    Increase (decrease) in liabilities
         Accounts payable                                            (13,560)
         Accounts payable - other                                        706
         Accrued interest payable                                    (42,478)
         Management fees payable                                       2,902
         Rent deferred credits                                         2,821
                                                                    --------
        Net cash used in operating activities                      $(314,192)
                                                                    =========




                                              See notes to financial statements

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

     The Partnership was formed as a limited partnership under the laws of the State of North Carolina on June 10, 1988, for the purpose of constructing and operating a multi-family rental apartment project under Section 221(d)4 of the National Housing Act. The project consists of 420 units located in Charlotte, North Carolina and is currently operating under the name of Cross Creek Apartments. The project is managed by an affiliate of the general partner under a management agreement which provides for a management fee of 5% of gross collections, plus $2.50 per unit per month.

     Cash distributions are limited by agreements between the Partnership and HUD to the extent of surplus cash, as defined by HUD.

     Cross Creek of Columbia, Inc. is the general partner for the Partnership and has a 75% ownership interest. Cross Creek of Columbia, Inc. and Allan Tandy are the limited partners with a 24% and 1% ownership interest, respectively.

     All leases between the Partnership and tenants of the property are operating leases.

     Use of Estimates
     ----------------

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

     Rental Property
     ---------------

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

     The estimated lives used in determining depreciation are:

            Land improvements                                   15 years
            Buildings                                           30 years
            Building equipment - fixed                           7 years
            Maintenance equipment                                7 years

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    Mortgage Costs
    --------------

    Mortgage costs are amortized over the term of the related mortgage using the straight-line method.

    Rental Income
    -------------

    Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned.

    Income Taxes
    ------------

    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - REALIZATION OF ASSETS

    The Partnership has incurred recurring losses from operations, and has a net capital deficiency at December 31, 1995. In addition, the Partnership's current liabilities exceed its current assets at December 31, 1995. The Partnership's ability to meet its obligations is dependent upon its ability to generate operating income. Due to previously soft market conditions which suppressed rent income, rental income continues to be insufficient to cover all of the project's debt service requirements after the payment of operating costs. The general partner has funded the Partnership's operating deficits by borrowing funds from affiliates of the general partner. The general partner intends to continue to borrow funds from its affiliates to maintain its operations.

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1995

NOTE C - MANAGEMENT AGENT

    The property is managed by an affiliate of the general partner. The current management agreement provides for a management fee of 5% of gross collections, as defined in the management agreement, plus $2.50 per unit per month. The management fee charged to operations was $155,260 in 1995. At December 31, 1995, unpaid management fees aggregated to $215,253.

NOTE D - RELATED PARTY TRANSACTIONS

    Note Payable
    ------------

    Eagle Insured L.P. (Eagle), an affiliate of the general partner, has agreed to loan up to $4,000,000 to the Partnership for construction costs, closing costs and accrued interest payments on the mortgage payable. The note is subordinated to the mortgage payable and is collateralized by a deed of trust on the real property. The note bears interest at prime plus 1% (9.5% at December 31, 1995). As of December 31, 1995, the Partnership owed $3,060,000 under the note. In 1995, interest charged to mortgagor entity expense amounted to $305,388, which was paid from affiliate advances.

    Equity Loan
    -----------

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

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1995



NOTE D - RELATED PARTY TRANSACTIONS - Continued

    Mortgage Payable
    ----------------

    The mortgage, in the original amount of $17,494,100, is payable to Related Mortgage Corporation, an affiliate of the general partner. The loan is payable in monthly principal and interest installments of $134,635 through January 2030. The loan, which is coinsured by HUD, is collateralized by a deed of trust on the rental property and bears interest at the rate of 8.95%, plus mortgage insurance premium at .75% per annum.

    Under agreements with the mortgage lender and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

    Mortgage escrow deposits at December 31, 1995 consist of the following:

               Property taxes                            $ 10,136
               Hazard insurance                             4,917
               Mortgage insurance                         117,818
                                                         --------
                                                         $132,871
                                                         ========

    The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

    Aggregate annual maturities of the mortgage for the next five years following December 31, 1995 are as follows:

               1996                                      $ 80,603
               1997                                        88,120
               1998                                        96,339
               1999                                       105,324
               2000                                       115,147

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1995



NOTE D - RELATED PARTY TRANSACTIONS - Continued

    Due to Affiliates
    -----------------

    During 1995, an affiliate of the general partner advanced $416,744 to the Partnership, of which approximately $28,500 was used to fund capital improvements, $341,500 was used to pay interest on the note payable and $46,500 was used to fund operations. These advances are noninterest bearing and payable on demand subject to HUD Regulations. At December 31, 1995, the aggregate balance of advances due to the affiliate was $2,929,512. Accounts payable at December 31, 1995 includes $25 to an affiliate for payroll related costs.

    Management believes it is not practical to estimate the fair value of the mortgage, notes, and advances because loans with similar characteristics are not currently available to the Partnership.

NOTE E - OTHER REVENUE (ACCOUNT NO. 5990)

    Other revenue consists of the following:

      Processing fees                            $10,260
      Miscellaneous                                2,169
                                                 -------
                                                 $12,429
                                                 =======

NOTE F - MISCELLANEOUS ADMINISTRATIVE EXPENSES (ACCOUNT
         NO. 6390)

Miscellaneous administrative expenses consist of the following:

      Uniforms                                   $   563
      Training                                       636
      Personnel expense reimbursement              2,943
      Tenant relations                             6,818
      Lockbox expense                                 42
      Computer expense                             4,412
      Professional fees                            1,393
      Miscellaneous                                1,174
      Dues and subscriptions                       2,299
                                                  ------
                                                 $20,280
                                                 =======

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1995



NOTE G - OTHER EXPENSES (ENTITY) (ACCOUNT NO. 7190)

Other expenses consist of the following:

      Interest expense on note payable           $305,388
                                                 ========

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      WALSH/CROSS CREEK LIMITED PARTNERSHIP
                          (A MAJORITY-OWNED SUBSIDIARY
                        OF CROSS CREEK OF COLUMBIA, INC.)

                                DECEMBER 31, 1994

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                                TABLE OF CONTENTS

                                                                 PAGE

INDEPENDENT AUDITORS' REPORT                                       3

FINANCIAL STATEMENTS

         BALANCE SHEET                                             5

         STATEMENT OF PROFIT AND LOSS                              6

         STATEMENT OF PARTNERS' DEFICIT                            8

         STATEMENT OF CASH FLOWS                                   9

         NOTES TO FINANCIAL STATEMENTS                            11

                   [Letterhead of Reznick Fedder & Silverman]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Walsh/Cross Creek Limited Partnership

         We have audited the accompanying balance sheet of Walsh/Cross Creek Limited Partnership as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walsh/Cross Creek Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note B to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Reznick Fedder & Silverman
------------------------------
Boston, Massachusetts
March 23, 1995

                      Walsh/Cross Creek Limited Partnership
         (a majority-owned subsidiary of Cross Creek of Columbia, Inc.)

                                  BALANCE SHEET

                                December 31, 1994

                     ASSETS

CURRENT ASSETS
1110  Petty cash                                             $     1,250
1120  Cash in bank                                                25,584
1130  Accounts receivable - tenants                                1,293
1250  Prepaid insurance                                           36,739
                                                               ---------

          Total current assets                                    64,866

DEPOSITS HELD IN TRUST - FUNDED
1191  Tenant security deposits                                    72,936


RESTRICTED DEPOSITS AND FUNDED RESERVES
1310  Mortgage escrow deposits            $   141 441
1320  Reserve for replacements                 12,707            154,148
                                           ----------

RENTAL PROPERTY
1410  Land and land improvements            3,181,604
1420  Buildings                            14,896,314
1430  Building equipment - fixed              694,940
1470  Maintenance equipment                    20,643
                                           ----------
                                           18,793,501

      Less accumulated depreciation         2,707,580         16,085,921
                                           ----------         ----------

OTHER ASSETS
1900  Mortgage costs, net of
        accumulated amortization
        of $121,268                         1,003,446
1920  Organization costs, net of
        accumulated amortization
        of $36,000                              4,000          1,007,446
                                           ----------        -----------
                                                             $17,385,317
                                                             ===========

                                   LIABILITIES

            CURRENT LIABILITIES

2110  Accounts payable                                       $    65,261

2130  Accrued interest payable -
        mortgage                                                 135,158
2131  Accrued interest payable -
      equity loan                                                 35,509
2160  Accrued management fee                                     212,351
2161  Due to affiliate                                         2,512,733
2210  Deferred rent credit                                         3,095
2320  Mortgage payable - current
        maturities                                                73,727
                                                             -----------
          Total current liabilities                            3,037,834

DEPOSITS LIABILITY

2191  Tenant security deposits
        (contra)                                                  70,591

LONG-TERM LIABILITIES

2310  Note payable                      $ 3,060,000
2320  Mortgage payable, net of current
        maturities                       17,187,526
2390  Equity loan                         1,783,900           22,031,426
                                         ----------


3130  PARTNERS' DEFICIT                                       (7,754,534)
                                                              ----------

                                                             $17,385,317
                                                             ===========

                        See notes to financial statements

Statement of             U.S. Department of Housing          [GRAPHIC OMITTED]
Profit and Loss          and Urban Development
                         Office of Housing
                         Federal Housing Commissioner

                                     OMB Approval no. 2502-005 (exp. 8/31/92)

Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600, and to the Office of Management and Budget Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.


For Month/Period                          Project Number:                              Project Name:
Beginning:  1/1/94       Ending: 12/31/94                                              Walsh/Cross Creek Limited Partnership
                                                                                       (a majority-owned subsidiary of
                                                                                       Cross Creek of Columbia, Inc.
-------------------------------------------------------------------------------------------------------------------------------

Part I                           Description of Account                  Account No.        Amount*
-------------------------------------------------------------------------------------------------------------------------------
                Apartments or Member Carrying Charges (Coops)                5120    $           2,728,260
                Tenant Assistance Payments                                   5121    $
     Rental     Furniture and Equipment                                      5130    $
     Income     Stores and Commercial                                        5140    $
      5100      Garage and Parking Spaces                                    5170    $
                Flexible Subsidy Income                                      5180    $
                Miscellaneous (Specify)                                      5190    $
                Total Rent Revenue   Potential at 100% Occupancy                                            2,728,260
                Apartments                                                   5220    $(            103,234)
                Furniture and Equipment                                      5230    $(                   )
    Vacancies   Stores and Commercial                                        5240    $(                   )
      5200      Garage and Parking Spaces                                    5270    $(                   )
                Miscellaneous (Specify)                                      5290    $(                   )
                Total Vacancies                                                                             (103,234)
                Net Rental Revenue   Rent Revenue Less Vacancies                                            2,625,026
                Elderly and Congregate Services Income-5300
                Total Service Income (Schedule Attached)                     5300    $                      0
                Interest Income-Project Operations                           5410    $               1,394
    Financial   Income from Investments-Residential Receipts                 5430    $
     Revenue    Income from Investments-Reserve for Replacement              5440    $                 551
      5400      Income from Investments-Miscellaneous                        5490    $
                Total Financial Revenue                                                                     1,945
                Laundry and Vending                                          5910    $               6,654
                NSF and Late Charges                                         5920    $
      Other     Damages and Cleaning Fees                                    5930    $
     Revenue    Forfeited Tenant Security Deposits                           5940    $               8,302
      5900      Other Revenue (Specify)                                      5990    $               9,156

                Total Other Revenue                                                                         24,112
                Total Revenue                                                                               2,651,083
                Advertising                                                  6210    $              19,428
                Other Renting Expenses                                       6250    $              26,221
                Office Salaries                                              6310    $              79,627
                Office Supplies                                              6311    $               7,746
                Office or Model Apartment Rent                               6312    $
 Administrative Management Fee                                               6320    $             145,939
    Expenses    Manager or Superintendent Salaries                           6330    $              38,162
    6200/6300   Manager or Superintendent Rent Free Unit                     6331    $
                Legal Expenses (Project)                                     6340    $               1,049
                Auditing Expenses (Project)                                  6350    $               8,916
                Bookkeeping Fees/Accounting Services                         6351    $
                Telephone and Answering Services                             6360    $               9,322
                Bad Debts                                                    6370    $              34,150
                Miscellaneous Administrative Expenses (Specify)              6390    $              18,037
                Total Administrative Expenses                                                               388,597
                Fuel Oil/Coal                                                6420    $
    Utilities   Electricity                                                  6450    $              54,253
     Expense    Water                                                        6451    $              27,217
      6400      Gas                                                          6452    $
                Sewer                                                        6453    $              38,553
                Total Utilities Expense                                                                     120,023

*  All amounts must be rounded to the nearest dollar, $.50Page 1 of 2                                   form  HUD-92410  (7/91)
   and over, round up - $.49 and below round down.                                                        ref  Handbook  4370.2

                --------------------------------------------------------                                    ----------------------
                Janitor and Cleaning Payroll                                 6510    $              25,064
                Janitor and Cleaning Supplies                                6515    $               1,105
                Janitor and Cleaning Contract                                6517    $               6,735
                Exterminating Payroll/Contract                               6519    $
                Exterminating Supplies                                       6520    $               4,380
                Garbage and Trash Removal                                    6525    $               4,795
                Security Payroll/Contract                                    6530    $                 956
                Grounds Payroll                                              6535    $              18,044
                Grounds Supplies                                             6536    $               2,762
  Operating and Grounds Contract                                             6537    $              70,702
   Maintenance  Repairs Payroll                                              6540    $              18,964
    Expenses    Repairs Material                                             6541    $              36,346
      6500      Repairs Contract                                             6542    $
                Elevator Maintenance/Contract                                6545    $
                Heating/Cooling Repairs and Maintenance                      6546    $               3,587
                Swimming Pool Maintenance/Contract                           6547    $               2,730
                Snow Removal                                                 6548    $
                Decorating Payroll/Contract                                  6560    $
                Decorating Supplies                                          6561    $             106,440
                Other                                                        6570    $
                Miscellaneous Operating and Maintenance Expenses             6590    $               2,631
                Total Operating and Maintenance Expenses                                                    305,241
                Real Estate Taxes                                            6710    $             169,166
                Payroll Taxes (FICA)                                         6711    $              15,320
                Miscellaneous Taxes, Licenses and Permits                    6719    $
    Taxes and   Property and Liability Insurance (Hazard)                    6720    $              36,721
    Insurance   Fidelity Bond Insurance                                      6721    $
      6700      Workmen's Compensation                                       6722    $               5,792
                Health Insurance & Other Employee Benefits                   6723    $              31,475
                Other Insurance (Specify)                                    6729    $
                Total Taxes and Insurance                                                                   258,474
                Interest on Bonds Payable                                    6810    $
                Interest on Mortgage Payable                                 6820    $           1,553,730
    Financial   Interest on Notes Payable (Long-Term)                        6830    $
    Expenses    Interest on Notes Payable (Short-Term)                       6840    $
      6800      Mortgage Insurance Premium/Service Charge                    6850    $             129,651
                Miscellaneous Financial Expenses                             6890    $
                Total Financial Expenses                                                                    1,683,381
    Elderly &   Total Service Expenses-Schedule Attached                     6900                           $
   Congregate   Total Cost of Operations Before Depreciation                                                2,755,716
     Service    Profit (Loss) Before Depreciation                                                           (104,633)
    Expenses    Depreciation (Total)-6600 (Specify)                          6600                           645,628
      6900      Operating Profit or (Loss)                                                                  (750,261)
                Officer Salaries                                             7110    $
  Corporate or  Legal Expenses (Entity)                                      7120    $
    Mortgagor   Taxes (Federal-State-Entity)                               7130-32   $
     Entity     Other Expenses (Entity)                                      7190    $             252,684
      7100      Total Corporate Expenses                                                                    252,684
                Net Profit or (Loss)                                                                        (1,002,945)
----------------------------------------------------------------------------------------------------------------------------------

Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and/or civil penalties (18 U.S.C. 1001,
1010, 1012; 31 U.S.C. 3729, 3802) Miscellaneous or other Income and Expenses Sub-account Groups. If miscellaneous or other Income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.


Part II
1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less
   or more than those required under the mortgage.                                                                 $ 67,438

2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if payments
   may be temporarily suspended or waived.                                                                         $ 52,260

3. Replacement or Painting Reserve releases which are included as expense items on the Profit and Loss
   statement.                                                                                                      $ 74,581

4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items
   on this Profit and Loss statement.                                                                              $ N/A
----------------------------------------------------------------------------------------------------------------------------------

Page 2 of 2                                                                                                  Form  HUD-92410

*  Depreciation     609,443                    See notes to financial statements
   Amortization      36,185
                    -------
                   $645,628
                    =======

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                         STATEMENT OF PARTNERS' DEFICIT

                          Year ended December 31, 1994



                                     General         Limited
                                     Partner         Partners        Total
                                     -------         --------        -----

Partners' deficit,
  beginning                       $(5,063,692)    $(1,687,897)    $(6,751,589)

Net loss                             (752,209)       (250,736)     (1,002,945)
                                  -----------     -----------     -----------
Partners' deficit, ending         $(5,815,901)    $(1,938,633)    $(7,754,534)
                                  ===========     ===========     ===========













                        See notes to financial statements

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1994

Cash flows from operating activities
  Rental income received                                    $ 2,628,891
  Interest received                                               1,394
  Other income received                                          24,112
  Administrative expenses paid                                 (106,000)
  Management fees paid                                         (124,833)
  Utilities paid                                               (120,609)
  Salaries and wages paid                                      (179,861)
  Operating and maintenance expenses paid                      (257,199)
  Real estate taxes paid                                       (169,166)
  Payroll taxes paid                                            (15,320)
  Other taxes and insurance paid                               (111,753)
  Interest paid on mortgage                                  (1,548,198)
  Mortgage insurance premium paid                              (129,651)
  Net tenant security deposits paid                              (1,845)
  Decrease in mortgage escrow deposits                           20,041
  Mortgagor entity expenses paid - interest                    (217,175)
  Decrease in bank overdraft                                       (394)
                                                             ----------

          Net cash used in operating activities                (307,566)

Cash flows from investing activities
  Decrease in reserve for replacements                           22,321
  Acquisition of rental property                               (215,147)
                                                             ----------
          Net cash used in investing activities                (192,826)
                                                             ----------

Cash flows from financing activities
  Mortgage principal payments                                   (67,438)
  Advances from affiliate                                       593,414
                                                             ----------
          Net cash provided by financing activities             525,976
                                                             ----------

          NET INCREASE IN CASH                                   25,584

Cash, beginning                                                   1,250
                                                             ----------
Cash, ending                                                $    26,834
                                                             ==========

                                   (continued)

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                       STATEMENT OF CASH FLOWS - CONTINUED

                          Year ended December 31, 1994

Reconciliation of net loss to net cash used in
operating activities
  Net loss                                               $(1,002,945)
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                             609,443
    Amortization                                              36,185
    Interest on reserve for replacements                        (551)
    Decrease in tenants accounts receivable                   12,721
    Decrease in mortgage escrow deposits                      20,041
    Increase in prepaid property insurance                   (36,739)
    Increase in accounts payable                               3,227
    Increase in accrued interest payable - mortgage            5,532
    Increase in accrued interest payable - equity loan        35,509
    Decrease in deferred rent credit                          (8,856)
    Increase in accrued management fee                        21,106
    Tenant security deposits, net                             (1,845)
    Decrease in bank overdraft                                  (394)
                                                          ----------
          Net cash used in operating activities          $  (307,566)
                                                          ==========







                        See notes to financial statements

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

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

    Cross Creek of Columbia, Inc. is the general partner for the Partnership with a 75% ownership interest. Cross Creek of Columbia, Inc. and Allan Tandy are the limited partners with a 24% and 1% ownership interest, respectively.

    Rental Property
    ---------------

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

    Amortization
    ------------

    Mortgage costs are amortized over the term of the related mortgage using the straight-line method.

    Organization costs are amortized over 60 months using the straight-line method.

    Rental Income
    -------------

    Rental income is recognized for apartment rentals as they accrue. Advance receipts of rental income are deferred and classified as liabilities until earned.

    Income Taxes
    ------------

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

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1994

NOTE B - GOING CONCERN CONSIDERATIONS

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Partnership as a going concern. However, the Partnership has incurred recurring losses from operations, and has a net capital deficiency at December 31, 1994. In addition, the Partnership's current liabilities exceed its current assets at December 31, 1994. The Partnership's ability to meet its obligations is dependent upon its ability to generate operating income. Due to previously soft market conditions which suppressed rent income, rental income continues to be insufficient to cover all of the project's debt service requirements after the payment of operating costs. The general partner has funded the Partnership's operating deficits by borrowing funds from affiliates of the general partner. The general partner expects to continue to borrow funds from its affiliates to cover future operating deficits until rental income is sufficient to enable the Partnership to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - MANAGEMENT AGENT

    The property is managed by an affiliate of the general partner. The current management agreement provides for a management fee of 5% of gross collections, as defined in the management agreement, plus $2.50 per unit per month. The management fee charged to operations was $145,939 in 1994. At December 31, 1994, unpaid management fees aggregated to $212,351.

NOTE D - RELATED PARTY TRANSACTIONS

    Note Payable
    ------------

    Eagle Insured L.P. (Eagle), an affiliate of the general partner, has agreed to loan up to $4,000,000 to the Partnership for construction costs, closing costs and accrued interest payments on the mortgage payable. The note is subordinated to the mortgage payable and is collateralized by a deed of trust on the real property. The note bears interest at prime plus 1% (9.5% at December 31, 1994). As of December 31, 1994, the Partnership owed $3,060,000 under the note. In 1994, interest charged to mortgagor entity expense amounted to $252,684, which was paid from affiliate advances.

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1994

NOTE D - RELATED PARTY TRANSACTIONS - Continued

    Equity Loan
    -----------

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

    Mortgage Payable
    ----------------

    The mortgage, in the original amount of $17,494,100, is payable to Related Mortgage Corporation, an affiliate of the general partner. The loan is payable in monthly principal and interest installments of $134,635 through January 2030. The loan, which is coinsured by HUD, is collateralized by a deed of trust on the rental property and bears interest at the rate of 8.95%, plus mortgage insurance premium at .75% per annum.

    Under agreements with the mortgage lender and FHA, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

    Mortgage escrow deposits at December 31, 1994 consist of the following:

                 Property taxes              $ 16,267

                 Hazard insurance               6,819
                 Mortgage insurance           118,355
                                             --------
                                             $141,441
                                             ========

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

                      Walsh/Cross Creek Limited Partnership
                          (a majority-owned subsidiary
                        of Cross Creek of Columbia, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1994

NOTE C - RELATED PARTY TRANSACTIONS - Continued

    Aggregate annual maturities of the mortgage for the next five years following December 31, 1994 are as follows:

             1995                      $73,727
             1996                       80,603
             1997                       88,120
             1998                       96,339
             1999                      105,324

Due to Affiliates
-----------------

During 1994, an affiliate of the general partner advanced $593,413 to the Partnership of which approximately $215,000 was used to fund capital improvements, $217,000 was used to pay interest on the note payable and $161,000 was used to fund operations. These advances are noninterest bearing and payable on demand subject to HUD Regulations. At December 31, 1994, the aggregate balance of advances due to the affiliate was $2,512,733. Accounts payable at December 31, 1994 includes $1,815 to an affiliate for payroll related costs.

NOTE E - CONCENTRATION OF CREDIT RISK

The mortgagee maintains cash balances on behalf of the Partnership in one bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1994, the uninsured portion of the cash balances held was $54,148.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 1.        Financial Statements

              Independent Auditors' Report                                                           12

              Statements of Financial Condition as of December 31, 1996 and 1995                     13

              Statements of Income for the years ended December 31, 1996, 1995
              and 1994                                                                               14

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                 15

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994          16

              Notes to Financial Statements                                                          17

(a) 2.        Financial Statement Schedules




              Schedule IV-Mortgage Loans on Real Estate at December 31, 1996                        177


              All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.

              Separate Financial Statements for FAI, Ltd., Weatherly Walk
              Apartments and Walsh/Cross Creek Limited Partnership (a majority
              owned subsidiary of Cross Creek of Columbia, Inc.)                                     24

[/R]

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

27            Financial Data Schedule (filed herewith)                                           178

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


Date:  April 25, 1997


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


Date:  April 25, 1997


                                     By:  /s/ Thomas F. Lynch, III
                                         -------------------------
                                         Thomas F. Lynch, III
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated:

Signature                                    Title                                              Date
---------                                    -----                                              ----
                                           President and Director of RFI Associates, Inc.,
/s/ J. Michael Fried                       general partner of Related Federal Insured, L.P.
------------------------------             (principal executive officer)                         April 25, 1997
J. Michael Fried


                                           Vice President of RFI Associates, Inc.,
/s/ Alan P. Hirmes                         general partner of Related Federal Insured, L.P.
------------------------------             (principal financial officer)                         April 25, 1997
Alan P. Hirmes



                                           Treasurer of RFI Associates, Inc.,
/s/ Richard A. Palermo                     general partner of Related Federal Insured, L.P.
------------------------------             (principal accounting officer)                        April 25, 1997
Richard A. Palermo



/s/ Stephen M. Ross                        Director of RFI Associates, Inc.,
------------------------------             general partner of Related Federal Insured, L.P.      April 25, 1997
Stephen M. Ross




                                           President, Chief Executive Officer and
/s/ Thomas F. Lynch, III                   Chairman of the Board of Directors
------------------------------             of Prudential-Bache Properties, Inc.                  April 25, 1997
Thomas F. Lynch, III



/s/ Barbara J. Brooks                      Vice President and Chief Financial Officer
------------------------------             of Prudential-Bache Properties, Inc.                  April 25, 1997
Barbara J. Brooks



/s/ Eugene D. Burak                        Vice President
------------------------------             of Prudential-Bache Properties, Inc.                  April 25, 1997
Eugene D. Burak



/s/ Frank W. Giordano
------------------------------
Frank W. Giordano                          Director of Prudential-Bache Properties, Inc.         April 25, 1997



/s/ Nathalie P. Maio
------------------------------
Nathalie P. Maio                           Director of Prudential-Bache Properties, Inc.         April 25, 1997

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