Form 10-Q
period 1997-03-31
EAGLE INSURED L P
filed 1997-05-14
CIK 821203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16860

                               EAGLE INSURED L.P.
                               ------------------
             (Exact names of registrant as specified in its charter)


         Delaware                                               13-3442945
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                             10022
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                        Statements of Financial Condition
                                   (unaudited)

                                                      ===========  ===========
                                                       March 31,   December 31,
                                                         1997         1996
                                                      -----------  -----------
ASSETS
Investments in mortgage loans                         $27,585,846  $27,623,254
Loan receivable from affiliate                          3,060,000    3,060,000
Deferred loan origination fees, net                       924,782      932,303
Cash and cash equivalents                               1,296,497    1,228,487
Interest receivable                                       203,731      204,387
Other assets                                                3,314        6,997
                                                      -----------  -----------
Total assets                                          $33,074,170  $33,055,428
                                                      ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Due to affiliates                                  $    71,530  $    47,974
   Accrued expenses                                        55,854       58,033
   Distribution payable                                    39,214            0
                                                      -----------  -----------
Total liabilities                                         166,598      106,007
                                                      -----------  -----------

Contingencies

Partners' capital (deficit):
   BUC$holders (2,641,100 BUC$
     issued and outstanding)                           33,245,853   33,286,865
   General partners                                      (338,281)    (337,444)
                                                      -----------  -----------

Total partners' capital                                32,907,572   32,949,421
                                                      -----------  -----------

Total liabilities and partners' capital               $33,074,170  $33,055,428
                                                      ===========  ===========

              See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                         =====================
                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
REVENUES
   Interest income:
     Mortgage loans                                      $612,684     $614,254
     Loan receivable from affiliate                        70,890       72,207
     Temporary investments                                 14,299       11,085
   Equity gain                                                  0       14,985
                                                         --------     --------
     Total revenues                                       697,873      712,531
                                                         --------     --------
EXPENSES
     General and administrative                            52,915       46,960
     Amortization of deferred loan
       origination fees                                     7,521        7,521
                                                         --------     --------
     Total expenses                                        60,436       54,481
                                                         --------     --------
Net income                                               $637,437     $658,050
                                                         ========     ========
ALLOCATION OF NET INCOME
   BUC$holders                                           $586,258     $606,459
                                                         ========     ========
   General partners:
     Special distribution                                $ 39,214     $ 39,214
     Other                                                 11,965       12,377
                                                         --------     --------
                                                         $ 51,179     $ 51,591
                                                         ========     ========
Net income per BUC                                       $    .22     $    .23
                                                         ========     ========

              See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)

                                ============================================
                                                                   General
                                  Total          BUC$holder        Parners
                               -----------       -----------     -----------
Partners' capital (deficit) -
   January 1, 1997             $32,949,421       $33,286,865      $(337,444)
Net income                         637,437           586,258         51,179
Distributions                     (679,286)         (627,270)       (52,016)
                               -----------       -----------      ---------

Partners' capital (deficit) -
   March 31, 1997              $32,907,572       $33,245,853      $(338,281)
                               ===========       ===========      =========

              See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       =======================
                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                      $  698,529   $  643,104
General and administrative expenses paid                  (27,855)     (70,054)
                                                       ----------   ----------

Net cash provided by operating activities                 670,674      573,050
                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans              37,408       31,282
                                                       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to partners                           (640,072)    (640,072)
                                                       ----------   ----------

Net increase (decrease) in cash and cash equivalents       68,010      (35,740)
Cash and cash equivalents at beginning of the period   $1,228,487    1,145,895
                                                       ----------   ----------

Cash and cash equivalents at end of the period         $1,296,497   $1,110,155
                                                       ==========   ==========

RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                             $  637,437   $  658,050
                                                       ----------   ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Equity gain                                                     0      (14,985)
Amortization of deferred loan origination fees              7,521        7,521
Changes in:
   Interest receivable                                        656      (54,442)
   Other assets                                             3,683        3,253
   Due to affiliates                                       23,556      (20,775)
   Accrued expenses                                        (2,179)      (5,572)
                                                       ----------   ----------

Total adjustments                                          33,237      (85,000)
                                                       ----------   ----------

Net cash provided by operating activities              $  670,674   $  573,050
                                                       ==========   ==========
Reconciliation of distributions paid to partners:

Distributions to partners                              $ (679,286)  $ (679,286)
Increase in distribution payable                           39,214       39,214
                                                       ----------   ----------

Distributions paid to partners                         $ (640,072)  $ (640,072)
                                                       ==========   ==========

              See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (unaudited)

NOTE 1 - General

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Eagle Insured L.P. (the "Partnership") as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A-2 filed with the Securities and Exchange Commission for the year ended December 31, 1996.

NOTE 2 - Investment in Mortgage Loans and Equity Loans to Developers

Information relating to investments in FHA co-insured mortgage loans and equity loans to developers as of March 31, 1997 and December 31, 1996 is as follows:

                                                    Interest   Mortgage     Mortgage     Equity       Equity
                            Funding      Final      Rate on    Loan         Loan         Loan         Loan
                  Closing   Completion   Maturity   Mortgage   Balance at   Balance at   Balance at   Balance at
Project           Date      Date         Date (1)   Loan (2)   3/31/97      12/31/96     3/31/97(4)   12/31/96(4)
-------           -------   ----------   --------   --------   ----------   ----------   ----------   -----------
Cross Creek
Apartments
Charlotte,
NC (3)            06/10/88   2/1/91       1/1/30    8.95%     $17,085,445   $17,106,744     $ 0          $  0

Weatherly Walk
Apartments
Fayetteville,
GA                08/18/88   12/5/89      11/1/29   8.95%       7,543,901     7,553,454       0             0

Woodgate Manor
Gainesville,
FL (3)            12/12/88   12/13/88     1/1/24    8.95%       2,956,500     2,963,056       0             0
                                                              -----------   -----------     ---          ----

                                                              $27,585,846   $27,623,254     $ 0          $  0
                                                              ===========   ===========     ===          ====

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

(4) Equity operating losses have reduced the carrying value of these loans to zero as of March 31, 1997 and December 31, 1996 without elimination of the amount due and owing to the Partnership.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (unaudited)


NOTE 3 - Related Parties

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

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1997        1996
Prudential-Bache Properties, Inc.                        --------------------
   ("PBP") and affiliates                                $ 9,923     $15,392
Related Federal Insured L.P. (the
   "Related General Partner") and
   affiliates                                              11,112     15,000
                                                         --------    -------
                                                         $ 21,035    $30,392
                                                         ========    =======

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

In accordance with the Guarantee Agreement and Amendment to the Guarantee and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $80,000 for the three months ended March 31, 1997 and $3,262,732 cumulatively), then to additional interest, default rate and guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 6,655 BUC$ at March 31, 1997.

NOTE 4 - Contingencies

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

On August 9, 1995, PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The Court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The Court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (unaudited)

NOTE 4 - Contingencies (continued)

and certain of its affiliates.

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

Under the proposed Reorganization plan, the BUC$holders of the Partnership and Summit Insured Equity L.P., Summit Insured Equity L.P. II and Summit Preferred Equity L.P. will receive shares in a newly formed real estate investment trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of the sum of the aggregate annual fees currently payable to both General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

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

There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor as to the time frame in which a closing may occur. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                 March 31, 1997
                                   (unaudited)

NOTE 5 - Subsequent Event

In May 1997, distributions of approximately $627,000 and $13,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested in four mortgage loans which finance multifamily residential rental properties, one of which was prepaid in 1994.

All base interest and initially at least 90% in the aggregate of the principal of the mortgage loans made by the Partnership are coinsured by the FHA (80% of the 90%) and an affiliate of the Related General Partner (20% of the 90%), with the remaining 10% of the Partnership's original portfolio comprised of uninsured non-interest bearing equity loans made directly to the same developers as are the mortgage investments. With respect to a default on FHA co-insured loans, the Partnership would bear the risk of loss with respect to uninsured portions of the loans (10% of the mortgage loan and additional interest), however, these are secured by the interests in the partnerships owning the underlying properties. The equity loans to developers are recorded at zero as of March 31, 1997 as a result of being accounted for under the equity method of accounting without elimination of the amount due and owing to the Partnership.

The Partnership is entitled to receive additional interest on each mortgage loan from the annual net cash flow of the development and from a percentage of the residual value upon sale or refinancing. The receipt of additional interest is dependent upon the economic performance of the underlying properties. The Partnership did not receive additional interest payments during the three months ended March 31, 1997.

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

FAI, Ltd. Weatherly Walk Apartments ("Weatherly Walk") and Walsh/Cross Creek Limited Partnership ("Cross Creek") have in the past experienced recurring operating losses, working capital deficiencies and negative cash flows which raised concerns of a potential default on the related mortgage and equity loans. With respect to Weatherly Walk, the Fayetteville, Georgia market has improved and the partnership which owns the property is no longer experiencing operating deficits, working capital deficiencies or negative cash flows and it is currently meeting its operating obligations including required mortgage payments. With respect to Cross Creek, which continues to experience recurring operating losses, as indicated above and in Note 3 to the financial statements, Stephen M. Ross has guaranteed the performance of all obligations for the payment of interest (at 8.95%) and principal of the first mortgage together with the equity loan and has contributed $80,000 during the three months ended
March 31, 1997 ($3,262,732 cumulatively) to cover operating losses and working capital deficiencies, allowing this property to meet all required mortgage payments.

At the beginning of the year, the Partnership had cash and cash equivalents of approximately $1,228,000. After the receipt of net cash flow from operations of approximately $671,000, principal payments received on mortgage loans of approximately $37,000 and the payment of distributions of approximately $640,000, the Partnership had approximately $1,296,000 in cash and cash equivalents at March 31, 1997. The first quarter distribution of approximately $627,000 was paid to BUC$holders in May 1997 from adjusted cash flow from operations. Principal and interest payments from the mortgage loans are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership and to pay distributions in future years.

For a discussion of the proposed settlement of the Class Action relating to the Partnership, See Note 4 to the financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. All base interest and at least 90% of the principal of the Partnership's investments in mortgage loans are insured or co-insured by the FHA and a private mortgage lender (which is an affiliate of the Related General Partner). The Partnership's investment in unsecured non-interest bearing equity loans (which represent approximately 10% of the Partnership's original portfolio) are secured by the interests in the partnerships owning the underlying properties which are diversified by location so that if one state is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

The Partnership anticipates that cash generated currently from the operations of the properties underlying the Partnership mortgage loans (taking into account certain guarantees and the current performance of the properties and the markets) will be sufficient to meet the required debt service payments to the Partnership.

Results of Operations

The Partnership's net income for the three months ended March 31, 1997 decreased by approximately $21,000, as compared to the corresponding period in 1996 for the reasons described below.

Interest income from temporary investments increased approximately $3,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to higher cash and cash equivalents balances in 1997.

During the three months ended March 31, 1996, the Partnership recorded an equity gain of approximately $15,000 relating to a net equity gain from the Woodgate Manor property. The reason for not recording any equity gain (loss) in 1997 was due to the carrying value of the Woodgate Manor equity loan being reduced to zero by the net equity loss for the full year 1996.

General and administrative expenses increased approximately $6,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an increase in legal costs relating to the Kinnes litigation described in Note 4 of the financial statements as well as an overaccrual of audit fees at December 31, 1995 partially offset by a decrease in cost and expense reimbursements to the General Partners.

Additional Information

The following table lists the respective occupancy rates at the properties securing the mortgage loans as of April 20, 1997:

Property                                Location                  Occupancy %
--------                                --------                  -----------
Cross Creek Apartments                  Charlotte, NC                91.3%
Weatherly Walk Apartments               Fayetteville, GA             87.5%
Woodgate Manor                          Gainesville, FL              92.7%

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

                        27 Financial Data Schedule (filed herewith).

           (b) Reports on Form 8-K

                        Current report on Form 8-K dated December 31, 1996 was filed on January 10, 1997 relating to a preliminary approval order with respect to the settlement of the class action litigation.

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


                               EAGLE INSURED L.P.


                               By:  Related Federal Insured L.P.
                                    A Delaware limited partnership,
                                    General Partner

                               By:  RFI Associates, Inc.
                                    A Delaware corporation,
                                    general partner of the General Partner


Date: May 14, 1997                  By: /s/ Alan P. Hirmes
                                        ---------------------------------
                                        Alan P. Hirmes
                                        Vice President
                                        (Principal Financial Officer)


Date: May 14, 1997                  By: /s/ Richard A. Palermo
                                        ---------------------------------
                                        Richard A. Palermo
                                        Treasurer
                                        (Principal Accounting Officer)


                               By:  Prudential-Bache Properties, Inc.
                                    A Delaware corporation, General Partner


Date: May 14, 1997                  By: /s/ Eugene D. Burak
                                        ---------------------------------
                                        Eugene D. Burak
                                        Vice President