Form 10-Q
period 1997-06-30
EAGLE INSURED L P
filed 1997-08-14
CIK 821203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                        Statements of Financial Condition
                                   (unaudited)


                                                 ============      ============
                                                   June 30,         December 31,
                                                     1997              1996
                                                 ------------      ------------
ASSETS

Investments in mortgage loans                    $ 27,547,595      $ 27,623,254
Loan receivable from affiliate                      3,060,000         3,060,000
Deferred loan origination fees, net                   917,261           932,303
Cash and cash equivalents                           1,335,418         1,228,487
Interest receivable                                   206,550           204,387
Other assets                                                0             6,997
                                                 ------------      ------------

Total assets                                     $ 33,066,824      $ 33,055,428
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Due to affiliates                             $     77,779      $     47,974
   Accrued expenses                                    40,703            58,033
   Distribution payable                                39,214                 0
                                                 ------------      ------------

Total liabilities                                     157,696           106,007
                                                 ------------      ------------

Contingencies

Partners' capital (deficit):
   BUC$holders (2,641,100 BUC$
     issued and outstanding)                       33,247,378        33,286,865
   General partners                                  (338,250)         (337,444)
                                                 ------------      ------------

Total partners' capital                            32,909,128        32,949,421
                                                 ------------      ------------

Total liabilities and partners' capital          $ 33,066,824      $ 33,055,428
                                                 ============      ============


                 See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                        Statements of Financial Condition
                                   (unaudited)


                                  =======================   =======================
                                     Three Months Ended        Six Months Ended
                                           June 30,                June 30,
                                  -----------------------   -----------------------
                                      1997         1996        1997         1996
                                  -----------------------   -----------------------
REVENUES
   Interest income:
     Mortgage loans               $  654,622   $  692,399   $1,267,306   $1,306,653
     Loan receivable from
       affiliate                      73,482       71,549      144,372      143,756
     Temporary investments            15,705        9,999       30,004       21,084
     Equity gain                           0       41,354            0       56,339
                                  ----------   ----------   ----------   ----------
     Total revenues                  743,809      815,301    1,441,682    1,527,832
                                  ----------   ----------   ----------   ----------
EXPENSES
     General and administrative       55,447       46,858      108,362       93,818
     Amortization of deferred
       loan origination fees           7,521        7,521       15,042       15,042
                                  ----------   ----------   ----------   ----------
     Total expenses                   62,968       54,379      123,404      108,860
                                  ----------   ----------   ----------   ----------
Net income                        $  680,841   $  760,922   $1,318,278   $1,418,972
                                  ==========   ==========   ==========   ==========
ALLOCATION OF NET
   INCOME
   BUC$holders                    $  628,795   $  707,274   $1,215,053   $1,313,733
                                  ==========   ==========   ==========   ==========
   General partners:
     Special distribution         $   39,214   $   39,214   $   78,428   $   78,428
     Other                            12,832       14,434       24,797       26,811
                                  ----------   ----------   ----------   ----------
                                  $   52,046   $   53,648   $  103,225   $  105,239
                                  ==========   ==========   ==========   ==========
Net income per BUC                $      .24   $      .27   $      .46   $      .50
                                  ==========   ==========   ==========   ==========



                 See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)

                                   ============================================
                                                                      General
                                      Total         BUC$holders       Partners
                                   --------------------------------------------

Partners' capital (deficit) -
   January 1, 1997                 $ 32,949,421    $ 33,286,865    $   (337,444)
Net income                            1,318,278       1,215,053         103,225
Distributions                        (1,358,571)     (1,254,540)       (104,031)
                                   ------------    ------------    ------------

Partners' capital (deficit) -
   June 30, 1997                   $ 32,909,128    $ 33,247,378    $   (338,250)
                                   ============    ============    ============



                 See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     ==========================
                                                           Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1997            1996
                                                     --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                    $ 1,439,521    $ 1,418,004
General and administrative expenses paid                 (88,892)      (105,385)
                                                     -----------    -----------

Net cash provided by operating activities              1,350,629      1,312,619
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans             75,659         66,203
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to partners                        (1,319,357)    (1,319,357)
                                                     -----------    -----------

Net increase in cash and cash equivalents                106,931         59,465
Cash and cash equivalents at beginning of the period   1,228,487      1,145,895
                                                     -----------    -----------

Cash and cash equivalents at end of the period       $ 1,335,418    $ 1,205,360
                                                     ===========    ===========

RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                           $ 1,318,278    $ 1,418,972
                                                     -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Equity gain                                                    0        (56,339)
Amortization of deferred loan origination fees            15,042         15,042
Changes in:
   Interest receivable                                    (2,163)       (53,489)
   Other assets                                            6,997          3,253
   Due to affiliates                                      29,805         (4,528)
   Accrued expenses                                      (17,330)       (10,292)
                                                     -----------    -----------

Total adjustments                                         32,351       (106,353)
                                                     -----------    -----------

Net cash provided by operating activities            $ 1,350,629    $ 1,312,619
                                                     ===========    ===========

Reconciliation of distributions paid to partners:

Distributions to partners                            $(1,358,571)   $(1,358,571)
Increase in distribution payable                          39,214         39,214
                                                     -----------    -----------

Distributions paid to partners                       $(1,319,357)   $(1,319,357)
                                                     ===========    ===========


                 See accompanying notes to financial statements

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (unaudited)

NOTE 1 - General

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Eagle Insured L.P. (the "Partnership") as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (unaudited)

NOTE 2 - Investment in Mortgage Loans and Equity Loans to Developers

Information relating to investments in FHA co-insured mortgage loans and equity loans to developers as of June 30, 1997 and December 31, 1996 is as follows:

                                                                Interest     Mortgage     Mortgage      Equity         Equity
                            Funding         Final               Rate on      Loan         Loan          Loan           Loan
                  Closing   Completion      Maturity            Mortgage     Balance at   Balance at    Balance at     Balance at
Project           Date      Date            Date (1)            Loan (2)     6/30/97      12/31/96      6/30/97 (4)    12/31/96 (4)
-------           ----      ----            --------            --------     -------      --------      -----------    ------------
Cross Creek
Apartments
Charlotte,
 NC(3)           06/10/88   2/1/91          1/1/30              8.95%        $17,063,666   $17,106,744   $    0         $   0

Weatherly Walk
Apartments
Fayetteville,
GA               08/18/88   12/5/89         11/1/29             8.95%          7,534,132     7,553,454        0             0

Woodgate Manor
Gainesville,
FL(3)            12/12/88   12/13/88        1/1/24              8.95%          2,949,797     2,963,056        0             0
                                                                             -----------   -----------   ------         -----

                                                                             $27,547,595   $27,623,254   $    0         $   0
                                                                             ===========   ===========   ======         =====


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

(4) Equity operating losses have reduced the carrying value of these loans to zero as of June 30, 1997 and December 31, 1996 without elimination of the amount due and owing to the Partnership.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (unaudited)


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

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           -----------------   -----------------
                                             1997      1996     1997       1996
                                           -----------------   -----------------

Prudential-Bache Properties, Inc.
   ("PBP") and affiliates                  $15,029   $ 1,201   $24,952   $16,593
Related Federal Insured L.P. (the
   "Related General Partner") and
   affiliates                               13,235    15,000    24,347    30,000
                                           -------   -------   -------   -------
                                           $28,264   $16,201   $49,299   $46,593
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

In accordance with the Guarantee Agreement and Amendment to the Guarantee and except as otherwise required by HUD, available cash flow or capital proceeds from the Cross Creek property will be applied first to all expenses of operating and maintaining the property, debt service and/or satisfaction of the mortgage loan, equity loan and Cross Creek Loan, then to reimburse Stephen M. Ross for operating deficit payments which he has made (amounting to $206,012 for the six months ended June 30, 1997 and $3,388,744 cumulatively), then to additional interest, default rate and guaranteed rate payments as set forth in the Subordinated Note and the Additional Interest Guarantee.

Prudential Securities Incorporated ("PSI"), an affiliate of PBP, owns 6,655 BUC$ at June 30, 1997.

                               EAGLE INSURED L.P.
                             (a limited partnership)
                          Notes to Financial Statements
                                  June 30, 1997
                                   (unaudited)

NOTE 4 - Contingencies

Previous quarterly and annual reports by the Partnership have disclosed the commencement and status of the putative class action captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. , (CV-93-654) (D.Az.). This putative class action was transferred, along with certain other cases, by the Judicial Panel on Multidistrict Litigation to a single judge of the United States
District Court for the Southern District of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered, in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement describing in detail the transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the solicitation statement and class notice were mailed to BUC$holders of the Partnership.

There can be no assurance that the conditions to the closing of the proposed Related Settlement and the reorganization of the Partnership (as disclosed in previous quarterly and annual reports and in the solicitation statement and class notice) will be satisfied nor as to the time frame as to which the closing may occur. In the event that the Related Settlement is not consummated, the Related General Partner believes it has meritorious defenses to the Class Action and intends to defend this action vigorously.

NOTE 5 - Subsequent Event

In August 1997, distributions of approximately $627,000 and $52,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested in four mortgage loans which finance multifamily residential rental properties, one of which was prepaid in 1994.

All base interest and initially at least 90% in the aggregate of the principal of the mortgage loans made by the Partnership are coinsured by the FHA (80% of the 90%) and an affiliate of the Related General Partner (20% of the 90%), with the remaining 10% of the Partnership's original portfolio comprised of uninsured non-interest bearing equity loans made directly to the same developers as are the mortgage investments. With respect to a default on FHA co-insured loans, the Partnership would bear the risk of loss with respect to uninsured portions of the loans (10% of the mortgage loan and additional interest), however, these are secured by the interests in the partnerships owning the underlying properties. The equity loans to developers are recorded at zero as of June 30, 1997 as a result of being accounted for under the equity method of accounting without elimination of the amount due and owing to the Partnership.

The Partnership is entitled to receive additional interest on each mortgage loan from the annual net cash flow of the development and from a percentage of the residual value upon sale or refinancing. The receipt of additional interest is dependent upon the economic performance of the underlying properties. During the six months ended June 30, 1997 the Partnership received additional interest payments of approximately $43,000 from Woodgate Manor.

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

FAI, Ltd. Weatherly Walk Apartments ("Weatherly Walk") and Walsh/Cross Creek Limited Partnership ("Cross Creek") have in the past experienced recurring operating losses, working capital deficiencies and negative cash flows which raised concerns of a potential default on the related mortgage and equity loans. With respect to Weatherly Walk, the Fayetteville, Georgia market has improved and the partnership which owns the property is no longer experiencing operating deficits, working capital deficiencies or negative cash flows and it is currently meeting its operating obligations including required mortgage payments. With respect to Cross Creek, which continues to experience recurring operating losses, as indicated above and in Note 3 to the financial statements, Stephen M. Ross has guaranteed the performance of all obligations for the payment of interest (at 8.95%) and principal of the first mortgage together with the equity loan and has contributed $206,012 during the six months ended June 30, 1997 ($3,388,744 cumulatively) to cover operating losses and working capital deficiencies, allowing this property to meet all required mortgage payments.

At the beginning of the year, the Partnership had cash and cash equivalents of approximately $1,228,000. After the receipt of net cash flow from operations of approximately $1,350,000, principal payments received on mortgage loans of approximately $76,000 and the payment of distributions of approximately $1,319,000, the Partnership had approximately $1,335,000 in cash and cash equivalents at June 30, 1997. The second quarter distribution of approximately $627,000 was paid to BUC$holders in August 1997 from adjusted cash flow from operations. Principal and interest payments from the mortgage loans are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership and to pay distributions in future years.

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 1997 decreased by approximately $80,000 and $101,000, respectively, as compared to 1996 for the reasons described below.

Interest income from temporary investments increased approximately $6,000 and $9,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to higher cash and cash equivalents balances in 1997.

During the three and six months ended June 30, 1996, the Partnership recorded equity gains of approximately $41,000 and $56,000, respectively, relating to net equity gains from the Woodgate Manor property. The reason for not recording any equity gains (losses) in 1997 was due to the carrying value of the Woodgate Manor equity loan being reduced to zero by the net equity loss for the full year 1996.

General and administrative expenses increased approximately $9,000 and $15,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996. The increase during the three months ended June 30, 1997 was primarily due to an overaccrual of expense reimbursements to the General Partners in the first quarter of 1996 which was adjusted in the second quarter of 1996. The increase during the six months ended June 30, 1997 was primarily due to an increase in legal costs in the first quarter of 1997 as well as an overaccrual of audit fees at December 31, 1995.

Additional Information

The following table lists the respective occupancy rates at the properties securing the mortgage loans as of July 6, 1997:

Property                                Location                  Occupancy %
--------                                --------                  -----------

Cross Creek Apartments                  Charlotte, NC                94.7%
Weatherly Walk Apartments               Fayetteville, GA             91.7%
Woodgate Manor                          Gainesville, FL              91.9%

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

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

     Solicitation information was mailed to BUC$holders in connection with the proposed Related Settlement (see Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report).

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter.

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


                             EAGLE INSURED L.P.


                             By: Related Federal Insured L.P.
                                 A Delaware limited partnership, General Partner

                             By:  RFI Associates, Inc.
                                  A Delaware corporation,
                                  general partner of the General Partner



Date:  August 13, 1997            By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      Vice President
                                      (Principal Financial Officer)





Date:  August 13, 1997            By: /s/ Richard A. Palermo
                                      ----------------------
                                      Richard A. Palermo
                                      Treasurer
                                      (Principal Accounting Officer)


                             By:  Prudential-Bache Properties, Inc.
                                  A Delaware corporation, General Partner



Date:  August 13, 1997            By: /s/ Eugene D. Burak
                                      -------------------
                                      Eugene D. Burak
                                      Vice President